Form 10QSB
period 1999-06-30
ANDERSON COMPUTERS/TIDALWAVE CORP
filed 1999-09-28
CIK 1038792

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

                         (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1999

  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT

  For the transition period from               to

                 Commission File No. 0-26187

             ANDERSON COMPUTERS/TIDALWAVE CORP.
       (Name of Small Business Issuer in Its Charter)

  Florida                                 65-0693777
  (State or Other Jurisdiction of      (I.R.S. Employer
  Incorporation or Organization)        Identification No.)

  1831 NE 45th Street, Fort Lauderdale, Florida     33308
  (Address of Principal Executive Offices)       (Zip Code)

                       (954) 255-6753
      (Issuer's Telephone Number, Including Area Code)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          No    X

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 1999, the Company had 22,360,258 shares of Common Stock outstanding, $0.001 par value.

            ANDERSON COMPUTERS/TIDALWAVE CORP.
               Form 10-QSB Quarterly Report
            For the Period Ended June 30, 1999

                                                                 Page
  Part I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                     3

       Unaudited Condensed Balance Sheet at June 30, 1999          4

       Unaudited Condensed Statements of Operations for the Three  5
       Months Ended June 30, 1999 and June 30, 1998

       Unaudited Condensed Statements of Cash Flows for the        6-7
       Three Months Ended June 30, 1999 and June 30, 1998

       Notes to Condensed Financial Statements                     8-10

  Item 2. Management's Discussion and Analysis of Financial

       Condition and Results of Operations                         11-12

  PART II - OTHER INFORMATION                                      13

  Item 1. Legal Proceedings                                        13

  Item 2. Changes in Securities                                    13

  Item 3. Defaults Upon Senior Securities                          14

  Item 4. Submission of Matters to a Vote of Security Holders      14

  Item 5. Other Information                                        14

  Signatures                                                       14

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

  BASIS OF PRESENTATION

  The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.
  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1997. In the opinion o management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending
  December 31, 1999. The financial statements are presented on the accrual basis.

          ANDERSON COMPUTERS/TIDALWAVE CORP.
               CONDENSED BALANCE SHEET
                    JUNE 30, 1999
                     (Unaudited)

                        ASSETS
                        ------

  CURRENT ASSETS
   Cash                                            $ 11,885
   Notes receivable and accrued interest              9,154
   Prepaid expenses                                   4,000
                                                     ------
       Total Current Assets                          25,039

  COMPUTER SOFTWARE - Net of accumulated
   depreciation of $795                                -
  INVESTMENT IN EQUITY SECURITY                     297,717
                                                   ---------
       TOTAL ASSETS                                $322,756
                                                   ---------
                                                   ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
   Accounts payable and accrued expenses          $ 13,793
   Due to officer                                    7,950
                                                  ---------
       Total Current Liabilities                    21,743
                                                  ---------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY

   Common stock, $.001 par value 22,505,717
    shares issued and outstanding
   as of June 30, 1999                             22,506
   Additional paid-in capital                     765,415
   Deficit                                       (486,908)
                                                 ---------
       Total Stockholders' Equity                 301,013
                                                 ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $322,756
                                                 ---------
                                                 ---------

  Read accompanying Notes to Financial Statements.

              ANDERSON COMPUTERS/TIDALWAVE CORP.
             CONDENSED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                        (Unaudited)

                                         1999          1998
                                        ------        ------

  NET SALES                            $    121     $ 5,041
  COST OF SALES                             128       3,106
                                       ---------    --------
  GROSS PROFIT                               (7)      1,935
                                       ---------    --------
  EXPENSES
   Selling, general and administrative   63,178       9,508
   Depreciation                              66          66
                                       ---------    --------
       Total operating expenses          63,244       9,574
                                       ---------    --------
  LOSS FROM OPERATIONS                  (63,251)     (7,639)
                                       ---------    --------

  OTHER INCOME
   Interest income                          519         582
   Forgiveness of indebtedness            9,766        -
                                       ----------   --------
       Total Other Income                10,285         582
                                       ----------   --------
  NET LOSS                             $(52,966)    $(7,057)
                                       ----------   --------
                                       ----------   --------
  LOSS PER SHARE                       $   -        $  -
                                       ----------   --------
                                       ----------   --------
  WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                        21,867,720   20,216,153
                                      ----------   ----------
                                      ----------   ----------

  Read accompanying Notes to Financial Statements.

           ANDERSON COMPUTERS/TIDALWAVE CORP.
          CONDENSED STATEMENTS OF CASH FLOWS
        THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                     (Unaudited)

                                          1999           1998
                                          ----           ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                             $(52,966)     $(7,057)
   Adjustments to reconcile net loss
     to net cash (used in) provided by
     operating activities:
      Depreciation                            66         66
      Forgiveness of indebtedness          9,766          -
      Issuance of common stock for
       services                           36,497          -
      (Increase) decrease in:
       Notes receivable                    4,600      8,600
       Prepaid expenses                   (4,000)         -
      Increase (decrease) in:
       Accounts payable and accrued
        expenses                         (32,451)     3,619
                                        ---------    --------
  NET CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES                            (38,488)     5,228
                                         ---------   --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of stock subscription
    receivable                               108       -
                                         ---------   ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common
    stock                                 28,140       -
                                         ----------  ---------
  NET (DECREASE) INCREASE IN CASH        (10,240)     5,228

  CASH AND CASH EQUIVALENTS - BEGINNING   22,125      1,050
                                         ----------  ---------
  CASH AND CASH EQUIVALENTS - ENDING    $ 11,885    $ 6,278
                                        ----------- ----------
                                        ----------- ----------

  Read accompanying Notes to Financial Statements.

           ANDERSON COMPUTERS/TIDALWAVE CORP.
       CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
        THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                     (Unaudited)

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

       On April 9, 1999, the Company issued 25,800 common shares to CyberLinkCom Corp in payment of accounts payable of $6,900 and website development services of $6,000.

       On April 12, 1999, the Company issued 203,314 common shares valued at $30,497 ($.15 per share) for marketing services rendered to Micro Doctor Inc.

       On May 7, 1999, the Company issued 145,459 common shares in payment of the amount due to Internet TV
  Connector Corp. (a major stockholder) of $111,017. As of September 27, 1999, such shares have not been issued by the transfer agent.

       On June 22, 1999, the Company issued 488,060 common shares valued at $297,717 ($.61 per share)for a 4.9% interest in Citizen's Title Services, Inc.
  Read accompanying Notes to Financial Statements.

           ANDERSON COMPUTERS/TIDALWAVE CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 1999

  NOTE 1.     ORGANIZATION
              ------------

            Anderson Computers/Tidalwave Corp. was
  incorporated on April 23, 1996 under the laws of the State of Florida. The company operates as a reseller of its customized "Tidalwave" brand and other non
  "Tidalwave" brand computer products via the Internet.
  The Company's headquarters is in Fort Lauderdale,
  Florida.

     The Company is in the process of shifting its focus away from sales of computer products to providing mortgage services via the Internet.

  NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              ------------------------------------------

              Basis of Presentation
              ---------------------

       The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 1999, included in the Company's Form 10-KSB as filed with the SEC.

            Loss Per Share
            ---------------

            Loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding.

          ANDERSON COMPUTERS/TIDALWAVE CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                     JUNE 30, 1999

  NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)
            -------------------------------------------

            Use of Estimates
            ----------------

            Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

  NOTE 3.     INVESTMENT IN EQUITY SECURITY
              -----------------------------

            On June 22, 1999, the Company purchased a 4.9% interest in Citizen's Title Services, Inc., a privately held title insurance company, for $297,717 by issuing 488,060 common shares. The common stock was valued using the 30 day average trading market price.
  On July 19, 1999, the Company signed a letter of intent to purchase an additional 20.1% interest. This transaction has not yet closed.

  NOTE 4.     CAPITAL STOCK
              -------------

            During the quarter ended June 30,1999, 201,800 common shares were issued to various investors for a total consideration of $28,140 net of issuance costs of $12,060.

            On April 9, 1999, the Company issued 25,800 common shares to CyberlinkCom Corp. in payment of accounts payable of $6,900 and website development services of $6,000.

            On April 12, 1999, the Company issued 203,314 common shares valued at $30,497 ($.15 per share) for marketing services to Micro Doctor Inc.

            On May 7, 1999, the Company issued 145,459 common shares in payment of the amount due to Internet
  TV Connector Corp. (a major stockholder) of $111,017.
  As of September 27, 1999, such shares have not been issued by the transfer agent.

            ANDERSON COMPUTERS/TIDALWAVE CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                     JUNE 30, 1999

            On June 22, 1999, the Company issued 488,060 common shares valued at $297,717 ($.61 per share)for a 4.9% interest in Citizen's Title Services, Inc.

  NOTE 5.     FORGIVENESS OF INDEBTEDNESS
              ----------------------------

            On April 19, 1999, the Company settled a delinquent account payable totaling $19,566 for $9,800.

  Item 2. Management's Discussion and Analysis of Financial
     Conditions and Results of Operations

  Forward-Looking Statements
  --------------------------

  Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions. Our Form 10-KSB for the year ended March 31, 1999 contains further discussion of these matters.

  Results of Operations
  ---------------------

  Revenues from operations decreased to $121 for the three months ended June 30, 1999 as compared to $5,041 for the three months ended June 30, 1998. The decrease in sales as well as the decrease in gross profit was due to the Company changing its focus from providing technical computer services and selling computer products to aggressively seeking potential acquisitions for financing and future expansion in noncomputer related industries (See Future Outlook).

  Selling, general and administrative expenses increased to $63,178 for the three months ended June 30, 1999 as compared to $9,508 for the three months ended June 30, 1998. This increase was primarily due to marketing, website development and maintenance costs and professional services rendered.

  Liquidity
  ----------

  Net cash flow from operations decreased from $5,228 during the quarter ended June 30, 1998 to a deficit of $38,488 during the quarter ended June 30, 1999. This deficit is due to the Company incurring selling, general and administrative expenses with insufficient sales to cover these expenses. As mentioned in results of operations above, this was due to the Company seeking to change its direction. The cash flow deficiency was financed primarily by common stock issuances. Cash received from common stock sales amounted to $28,140 during the quarter ended June 30, 1999.

  The Company had working capital of $3,296 as of June 30, 1999 compared to a working capital deficiency of $126,466 as of March 31, 1999. The increase in working capital was primarily due to the payment of the amount due to Internet TV Connector Corp. ( a major stockholder) of $111,017 by issuing 145,459 common shares.

  Future Outlook
  --------------

  During the quarter ended June 30, 1999, the Company was looking to change directions in its Internet focus and general course of business. Market research conducted during the first quarter of 1999 concluded that the Internet should remain our primary medium for conducting business but that the computer hardware and software industry was not where the Company's focus should be. In April 1999, the Company began talks with several mortgage and mortgage service companies as the Company decided that it would like to begin marketing mortgage and mortgage services over the Internet. On
  June 22, 1999, the Company acquired a 4.9% interest in Citizen's Title Services, Inc., a privately held fully automated insurance agent in Florida and in July 1999, the Company signed a letter of intent to acquire an additional 20.1%. By December 1999, the Company plans on having at least a 40% interest. With this and other planned acquisitions through the issuance of common stock and strategic alliances with other mortgage origination and mortgage service companies, we are optimistic that our Company will be profitable in the near future.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.  Not applicable

  Item 2. Changes in Securities.

       During the quarter ended June 30,1999, 201,800 common shares were issued to the following investors for a total consideration of $28,140 net of issuance costs of $12,060:

       3/25/99     John Romano           10,000 shares at $0.15/share
       3/26/99     Charles Creighton      6,667 shares at $0.15/share
       3/31/99     James Miller           3,333 shares at $0.15/share
       4/1/99      Antonio Santos        10,000 shares at $0.15/share
       4/19/99     James Scarfo          10,000 shares at $0.15/share
       5/7/99      Antonio Santos         4,000 shares at $0.25/share
       5/7/99      Hal Howard             2,000 shares at $0.25/share
       5/7/99      Charles Creighton      4,000 shares at $0.25/share
       5/7/99      James Miller           6,000 shares at $0.25/share
       5/7/99      Joann DelGuercio       2,000 shares at $0.25/share
       5/18/99     Kenneth L. Folsom      4,800 shares at $0.25/share
       5/19/99     Richard Franklin       4,000 shares at $0.25/share
       5/20/99     Arline H. Gales        6,000 shares at $0.25/share
       5/20/99     Charles N. Simmons     4,000 shares at $0.25/share
       6/1/99      Santos A Rivera      125,000 shares at $0.20/share

       On April 9, 1999, the Company issued 25,800 common shares to CyberlinkCom Corp. in payment of accounts payable of $6,900 and website development services of $6,000.

       On April 12, 1999, the Company issued 203,314 common
  shares valued at $30,497 ($.15 per share) for
  marketing services   Micro Doctor Inc.

       On May 7, 1999, the Company issued 145,459 common
  shares in   payment of the amount due to Internet TV
  Connector Corp. (a   major stockholder) of $111,017.
  As of September 27, 1999, such shares have not been issued by the transfer agent.

       On June 22, 1999, the Company issued 488,060 common shares valued at $297,717 ($.61 per share)for a 4.9% interest in Citizen's Title Services, Inc.

       No underwriter was involved in the above transactions. The Company believes that the Securities were issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

  Item 3. Defaults Upon Senior Securities.  Not Applicable

  Item 4. Submission of Matters to a Vote of Security
          Holders.

       On April 9, 1999, a majority of the shareholders of the Company approved of the issuance of 25,800 common shares to CyberlinkCom Corp. in payment of accounts payable of $6,900 and website development services of $6,000.

       On April 12, 1999, a majority of the shareholders of the Company approved the issuance of 203,314 common shares to Micro Doctor Inc. valued at $30,497 ($.15 per share) for marketing services rendered.

       On May 7, 1999, a majority of the shareholders of the Company approved the issuance of 145,459 common shares to Internet TV Connector Corp. (a major stockholder) in payment of the amount due of $111,017.
  As of September 27, 1999, such shares have not been issued by the transfer agent.

       On June 22, 1999, a majority of the shareholders of the Company approved the acquisition of a 4.9%
  interest in Citizen's Title Services, Inc. for 488,060
  common shares of the Company valued at $297,717 ($.61 per share).

  Item 5. Other Information. None

  Item 6. Exhibits and Reports of Form 8-K. None

  Exhibit 27 - Financial Date Schedule - Electronic Filing
               Only

  SIGNATURES
  -----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                  ANDERSON COMPUTERS/TIDALWAVE CORP.
                  (Registrant)

                  /s/ Leon Kline
                  --------------
                      Leon Kline
                      Chairman and President

  Date: September 27, 1999

  EXHIBIT 27 FINANCIAL DATA SCHEDULE
  -----------------------------------

  ANDERSON COMPUTERS\TIDALWAVE CORP.
  Exhibit 27 - FINANCIAL DATA SCHEDULE
  THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
  EXTRACTED FROM THE MARCH 31, 1999 BALANCE SHEET
  AND THE STATEMENTS OF OPERATIONS FOR FISCAL YEAR
  ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS
  ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

  [PERIOD-TYPE]                   3-MOS
  [FISCAL-YEAR-END]                          MAR-31-1999
  [PERIOD-END]                               MAR-31-1999
  [CASH]                                          11,885
  [SECURITIES]                                         0
  [RECEIVABLES]                                    9,154
  <PREPAID EXPENSES>                               4,000
  [CURRENT-ASSETS]                                25,039
  [PP&E]                                               0
  [DEPRECIATION]                                       0
  <OTHER ASSETS>                                 297,717
  [TOTAL-ASSETS]                                 322,756
  [CURRENT-LIABILITIES]                           21,743
  [BONDS]                                              0
  [COMMON]                                        22,506
  [PREFERRED-MANDATORY]                                0
  [PREFERRED]                                          0
  [OTHER-SE]                                     278,507
  [TOTAL-LIABILITY-AND-EQUITY]                   322,756
  [SALES]                                            121
  [TOTAL-REVENUES]                                   121
  [CGS]                                              128
  [TOTAL-COSTS]                                      128
  [OTHER-EXPENSES]                                63,244
  [LOSS-PROVISION]                                     0
  <OTHER INCOME>                                  10,285
  [INCOME-PRETAX]                                <52,966>
  [INCOME-TAX]                                   <52,966>
  [INCOME-CONTINUING]                            <52,966>
  [DISCONTINUED]                                       0
  [EXTRAORDINARY]                                      0
  [CHANGES]                                            0
  [NET-INCOME]                                   <52,966>
  [EPS-BASIC]                                    <.002>
  [EPS-DILUTED]                                        0