Form 10QSB
period 1999-09-30
ANDERSON COMPUTERS/TIDALWAVE CORP
filed 1999-11-12
CIK 1038792

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

                          (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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
                      Yes   X      No
                          -----        -----

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 1999, the Company had 24,381,957 shares of Common Stock outstanding, $0.0001 par value.

            ANDERSON COMPUTERS/TIDALWAVE CORP.
               Form 10-QSB Quarterly Report
         For the Period Ended September 30, 1999

                                                                   Page
  Part I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                     3

       Unaudited Condensed Balance Sheet at September 30, 1999     4

       Unaudited Condensed Statements of Operations for the Three  5
       Months Ended September 30, 1999 and September 30, 1998

       Unaudited Condensed Statements of Cash Flows for the        6-7
       Six Months Ended September 30, 1999 and September 30, 1998
       Notes to Condensed Financial Statements                     8-10

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      11-12

  PART II - OTHER INFORMATION                                      13

  Item 1. Legal Proceedings                                        13

  Item 2. Changes in Securities                                    13

  Item 3. Defaults Upon Senior Securities                          14

  Item 4. Submission of Matters to a Vote of Security Holders      14

  Item 5. Other Information                                        14
  Signatures                                                       14

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements:

  BASIS OF PRESENTATION

  The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended March 31, 1998. In the opinion of management, all adjustments
  (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending March 31, 2000. The financial statements are presented on the accrual basis.

           ANDERSON COMPUTERS/TIDALWAVE CORP.
               CONDENSED BALANCE SHEET
                 SEPTEMBER 30, 1999
                     (Unaudited)

                        ASSETS

  CURRENT ASSETS
   Cash                                            $  6,735
   Notes receivable and accrued interest              9,154
   Prepaid expenses                                   4,000
                                                   --------
       Total Current Assets                         19,889
  COMPUTER SOFTWARE - Net of accumulated
   depreciation of $795                                 -
  INVESTMENT IN EQUITY SECURITY                     297,717
                                                    -------
       TOTAL ASSETS                                $317,606
                                                   --------
                                                   --------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
   Accounts payable and accrued expenses           $ 18,196
   Due to officer                                     7,950
                                                   --------
       Total Current Liabilities                     26,146
                                                   --------
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
   Common stock, $.001 par value 22,546,384
    shares issued and outstanding                    22,546
   Additional paid-in capital                       769,645
   Deficit                                         (500,731)
                                                   ---------
       Total Stockholders' Equity                   291,460
                                                   --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $317,606
                                                   --------
                                                   --------

  Read accompanying Notes to Financial Statements.

             ANDERSON COMPUTERS/TIDALWAVE CORP.
             CONDENSED STATEMENTS OF OPERATIONS
                        (Unaudited)

                                     THREE MONTHS            SIX MONTHS
                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                     1999       1998        1999        1998
                                     ----       ----        ----        ----
  NET SALES                      $    145   $    934    $    266    $  5,975
  COST OF SALES                       137        620         265       3,726
                                  -------   --------    --------     -------
  GROSS PROFIT                          8        314           1       2,249
                                  -------   --------    --------     -------
  EXPENSES
   Selling, general and
    administrative                 14,207     12,444      77,385      21,952
   Depreciation                      -            67          66         133
                                   ------    -------     -------      ------
       Total operating expenses    14,207     12,511      77,451      22,085
                                   ------    -------     -------      ------
  LOSS FROM OPERATIONS            (14,199)   (12,197)    (77,450)    (19,836)
                                  -------    -------     -------      ------
  OTHER INCOME
   Interest income                    376        666         895       1,248
   Forgiveness of indebtedness         -          -        9,766        -
                                   ------     -------     ------       -----
       Total Other Income             376        666      10,661       1,248
                                   ------     -------     ------       ------
  NET LOSS                       $(13,823)  $(11,531)   $(66,789)   $(18,588)
                                 ---------  ---------   ---------   ---------
                                 ---------  ---------   ---------   ---------
  LOSS PER SHARE                 $   -      $   -       $   -       $   -
                                 ---------  ---------   ---------   ---------
                                 ---------  ---------   ---------   ---------
  WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING          22,516,254  20,216,153  22,194,660  20,216,153
                               ----------  ----------  ----------  ----------
                               ----------  ----------  ----------  ----------

  Read accompanying Notes to Financial Statements.
             ANDERSON COMPUTERS/TIDALWAVE CORP.
             CONDENSED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                          (Unaudited)

                                                1999         1998
                                             --------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $(66,789)   $(18,588)
   Adjustments to reconcile net loss
     to net cash (used in) provided by
     operating activities:
      Depreciation                                 66         133
      Forgiveness of indebtedness               9,766        -
      Issuance of common stock for
       services                                36,497        -
      (Increase) decrease in:
       Notes receivable                         4,600      13,150
       Prepaid expenses                        (4,000)       -
      Increase (decrease) in:
       Accounts payable and accrued
        expenses                              (28,048)      4,770
                                             ----------     -------
  NET CASH (USED IN) OPERATING ACTIVITIES     (47,908)       (535)
                                             ----------     -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of stock subscription
    receivable                                    108         -
                                              ---------     -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common
    stock                                      32,410         -
                                              ---------     -------
  NET (DECREASE) IN CASH                      (15,390)       (535)
  CASH AND CASH EQUIVALENTS - BEGINNING        22,125       1,050
                                              ---------     -------
  CASH AND CASH EQUIVALENTS - ENDING         $  6,735    $    515
                                              ---------     -------
                                              ---------     -------

  Read accompanying Notes to Financial Statements.

               ANDERSON COMPUTERS/TIDALWAVE CORP.
       CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
        SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                           (Unaudited)

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

   On April 9, 1999, the Company issued 25,800 common shares in payment of accounts payable of $6,900 and website development services of $6,000.
   On April 12, 1999, the Company issued 203,314 common shares valued at $30,497 ($.15 per share) for marketing services.

   On May 7, 1999, the Company issued 145,459 common shares in payment of the amount due to Internet TV Connector
  Corp. (a major stockholder) of $111,017.

   On June 22, 1999, the Company issued 488,060 common
  shares   valued at $297,717 ($.61 per share)for a 4.9%
  interest in Citizen's Title Services, Inc.
  Read accompanying Notes to Financial Statements.

           ANDERSON COMPUTERS/TIDALWAVE CORP.
        NOTES TO CONDENSED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1999

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

  NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              ------------------------------------------

              Basis of Presentation
              ---------------------

  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March
  31,1999, included in the Company's Form 10-KSB as filed with the SEC.

            Loss Per Share
            --------------

            Loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding.

            ANDERSON COMPUTERS/TIDALWAVE CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1999

  NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)
              ------------------------------------------

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

  NOTE 4.     CAPITAL STOCK
              -------------

              During the six months and quarter ended
  September 30, 1999, 242,467 and 41,667 common shares were issued for a total consideration of $32,410 and $4,270 net of issuance costs of $13,890 and $1,830,respectively.

              On April 9, 1999, the Company issued 25,800
  common shares in payment of accounts payable of $6,900 and website development services of $6,000.

              On April 12, 1999, the Company issued 203,314 common shares valued at $30,497 ($.15 per share) for marketing services.

              On May 7, 1999, the Company issued 145,459 common shares in payment of the amount due to Internet TV
  Connector Corp. (a major stockholder) of $111,017.

           ANDERSON COMPUTERS/TIDALWAVE CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1999

  NOTE 4.     CAPITAL STOCK (CONTINUE)
              ------------------------

              On June 22, 1999, the Company issued 488,060 common shares valued at $297,717 ($.61 per share)for a 4.9% interest in Citizen's Title Services, Inc.

  NOTE 5.     FORGIVENESS OF INDEBTEDNESS
              ---------------------------

              On April 19, 1999, the Company settled a delinquent account payable totaling $19,566 for $9,800.

  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

  Forward-Looking Statements
  ---------------------------

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

  Results of Operations
  ---------------------

  Revenues from operations decreased to $266 for the six months ended September 30, 1999 as compared to $5,975 for the six months ended September 30, 1998 and decreased to $145 for the three months ended September
  30, 1999 as compared to $934 for the three months ended
  September 30, 1998. The decrease in sales as well as the decrease in gross profit was due to the Company changing its focus from providing technical computer services and selling computer products to aggressively seeking potential acquisitions for financing and future expansion in noncomputer related industries (See Future Outlook).
  Selling, general and administrative expenses increased to $77,385 for the six months ended September 30, 1999 as compared to $21,952 for the six months ended September
  30, 1998. This increase was primarily due to marketing, website development and maintenance costs and professional services rendered. For the three months ended September 30, 1999, selling, general and administrative expenses increased to $14,207 as compared to $12,444 for the three months ended September 30, 1998.
  This increase was primarily due to professional services rendered.

  Liquidity
  ---------

  Net cash flow used in operations increased from $535
  during the six months ended September 30, 1998 to $47,908 during the six months ended September 30, 1999. This increase in deficit is due to the Company incurring selling, general and administrative expenses with insufficient sales to cover these expenses. As mentioned in results of operations above, this was due to the Company seeking to change its direction. The cash flow deficiency was financed primarily by common stock issuances. Cash received from common stock sales amounted to $32,140 during the six months ended September 30, 1999 net of issuance costs of $13,890.

  The Company had working capital deficiency of $6,257 as of September 30, 1999 compared to a working capital deficiency of $126,466 as of March 31, 1999. The increase in working capital was primarily due to the payment of the amount due to Internet TV Connector Corp. ( a major stockholder) of $111,017 by issuing 145,459 common shares and the payment of accounts payable and website development services totaling $12,900 by issuing 25,800 common shares.

  Future Outlook
  --------------

  During the quarter ended June 30, 1999, the Company was looking to change directions in its Internet focus and general course of business. Market research conducted during the first quarter of 1999 concluded that the Internet should remain our primary medium for conducting business but that the computer hardware and software industry was not where the Company's focus should be. In
  April 1999, the Company began talks with several mortgage and mortgage service companies as the Company decided that it would like to begin marketing mortgage and mortgage services over the Internet. On June 22, 1999, the Company acquired a 4.9% interest in Citizen's
  Title Services, Inc., a privately held fully automated insurance agent in Florida and in July 1999, the Company signed a letter of intent to acquire an additional 20.1%.
  By June 2000, the Company plans on having at least a 40% interest. With this and other planned acquisitions through the issuance of common stock and strategic alliances with other mortgage origination and mortgage service companies, we are optimistic that our Company will be profitable in the near future.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.  Not applicable

  Item 2. Changes in Securities.  None

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

                        ANDERSON COMPUTERS/TIDALWAVE CORP.
                        (Registrant)

  Date: November 12, 1999     /s/ Leon Kline
                              ---------------------------
                                  Leon Kline
                                  Chairman and President

  EXHIBIT 27 - FINANCIAL DATA SCHEDULE
  ------------------------------------

  [DESCRIPTION]     ART. 5 FDS FOR 10-QSB
  [ARTICLE] 5
  [MULTIPLIER] 1,000

  [PERIOD-TYPE]                        9-MOS
  [FISCAL-YEAR-END]                    DEC-31-999
  [PERIOD-END]                         SEP-30-1999
  [CASH]                               6,735
  [SECURITIES]                         0
  [RECEIVABLES]                        9,154
  [ALLOWANCES]                         0
  [INVENTORY]                          0
  [CURRENT-ASSETS]                     19,889
  [PP&E]                               0
  [DEPRECIATION]                       0
  [TOTAL-ASSETS]                       317,606
  [CURRENT-LIABILITIES]                26,146
  [BONDS]                              0
  [PREFERRED-MANDATORY]                0
  [PREFERRED]                          0
  [COMMON]                             22,546
  [OTHER-SE]                           268,914
  [TOTAL-LIABILITY-AND-EQUITY]         317,606
  [SALES]                              266
  [TOTAL-REVENUES]                     266
  [CGS]                                265
  [TOTAL-COSTS]                        265
  [OTHER-EXPENSES]                     77,451
  [LOSS-PROVISION]                     0
  [INTEREST-EXPENSE]                   0
  [INCOME-PRETAX]                      <66,789>
  [INCOME-TAX]                         0
  [INCOME-CONTINUING]                  0
  [DISCONTINUED]                       0
  [EXTRAORDINARY]                      0
  [CHANGES]                            0
  [NET-INCOME]                         <66,789>
  [EPS-BASIC]                        <.003>
  [EPS-DILUTED]                        <.003>