Form 10QSB
period 1999-12-31
ANDERSON COMPUTERS/TIDALWAVE CORP
filed 2000-02-11
CIK 1038792

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
   For the quarterly period ended December 31, 1999
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
For the transition period from               to
<P>
             Commission File No. 0-26187
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
     (Name of Small Business Issuer in Its Charter)
<P>
Florida                               65-0693777
(State or Other Jurisdiction of    (I.R.S. Employer
 Incorporation or Organization)    Identification No.)
<P>
1831 NE 45th Street, Fort Lauderdale, Florida    33308
(Address of Principal Executive Offices)      (Zip Code)
                      (954) 255-6753
     (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
<P>
                    Yes   X      No
                        -----    -----
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2000, the Company had 24,381,957 shares of Common Stock outstanding, $0.0001 par value.
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
             Form 10-QSB Quarterly Report
       For the Period Ended December 31, 1999

<P>
                                                                 Page
Part I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements                                     3
<P>
     Unaudited Condensed Balance Sheet at December 31, 1999      4
<P>
     Unaudited Condensed Statements of Operations for the Three  5
     Months Ended December 31, 1999 and December 31, 1998 and
     Nine Months Ended December 31, 1999 and December 31, 1998
<P>
     Unaudited Condensed Statements of Cash Flows for the        6-7
     Nine Months Ended December 31, 1999 and 1998
<P>
     Supplemental Disclosure of Non-Cash Investing and
     Financing Activities
<P>
     Notes to Condensed Financial Statements                     8-10
<P>
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      11-12
<P>
PART II - OTHER INFORMATION                                      13
<P>
Item 1. Legal Proceedings                                        13
<P>
Item 2. Changes in Securities                                    13
<P>
Item 3. Defaults Upon Senior Securities                          14
<P>
Item 4. Submission of Matters to a Vote of Security Holders      14
<P>
Item 5. Other Information                                        14
<P>
Signatures                                                       14

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended March 31, 1999. In the opinion of management, all adjustments
(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of results that may be expected for the year ending March 31, 2000. The financial statements are presented on the accrual basis.
<P>
         ANDERSON COMPUTERS/TIDALWAVE CORP.
             CONDENSED BALANCE SHEET
              December 31, 1999
                   (Unaudited)
<P>
                      ASSETS
<P>

<P>
CURRENT ASSETS
 Cash                                            $  2,116
 Notes receivable and accrued interest              6,904
 Prepaid expenses                                   4,000
                                                 --------
     Total Current Assets                          13,020
<P>
COMPUTER SOFTWARE - Net of accumulated
 depreciation of $795                                 -
<P>
INVESTMENT IN EQUITY SECURITY                     597,394
                                                  -------
     TOTAL ASSETS                                $610,414
                                                 ========
<P>
LIABILITIES AND STOCKHOLDERS' EQUITY
<P>
CURRENT LIABILITIES
 Accounts payable and accrued expenses           $ 22,381
 Due to officer                                     6,700
                                                 --------
     Total Current Liabilities                     29,081
                                                 --------
<P>
COMMITMENTS AND CONTINGENCIES
<P>
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 24,103,208
  shares issued and outstanding                    24,103
 Additional paid-in capital                     1,065,915
 Deficit                                         (508,685)
                                                 ---------
<P>
     Total Stockholders' Equity                   581,333
                                                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $610,414
                                                 ========
<P>

<P>
Read accompanying Notes to Financial Statements.
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
           CONDENSED STATEMENTS OF OPERATIONS
                      (Unaudited)

<P>
                                   THREE MONTHS            NINE MONTHS
                                   ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                   1999       1998        1999        1998
                                   ----       ----        ----        ----
NET SALES                      $     -    $  1,601    $    266    $  7,576
<P>
COST OF SALES                        -       1,470         265       5,196
                                -------   --------    --------     -------
GROSS PROFIT                         -         131           1       2,380
                                -------   --------    --------     -------
EXPENSES
 Selling, general and
  administrative                  8,407     52,565      85,792      74,517
 Depreciation                      -            66          66         199
                                 ------    -------     -------      ------
     Total operating expenses     8,407     52,631      85,858      74,716
                                 ------    -------     -------      ------
LOSS FROM OPERATIONS             (8,407)   (52,500)    (85,857)    (72,336)
                                -------    -------     -------      ------
OTHER INCOME
 Interest income                    213        712       1,108       1,960
 Forgiveness of indebtedness         -          -        9,766        -
 Miscellaneous                      240         -          240        -
                                 ------     -------     ------       -----
<P>
     Total Other Income             453        712      11,114       1,960
                                 ------     -------     ------       ------
NET LOSS                       $ (7,954)  $(51,788)   $(74,743)   $(70,376)
                               ========   =========   ========    =========

LOSS PER SHARE                 $   -      $   -       $   -       $   -
                               ========   =========   ========    =========
<P>
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING          23,651,966  20,216,153  22,681,598  20,216,153
                             ========== =========== =========== ===========
<P>

Read accompanying Notes to Financial Statements.
           ANDERSON COMPUTERS/TIDALWAVE CORP.
           CONDENSED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                        (Unaudited)

                                              1999         1998
                                           --------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(74,743)   $(70,376)
 Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
    Depreciation                                 66         199
    Forgiveness of indebtedness               9,766        -
    Issuance of common stock for
     services                                36,497      93,750
    (Increase) decrease in:
     Notes receivable                         6,850      15,500
     Prepaid expenses                        (4,000)    (46,107)
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                              (23,863)      6,606
                                           ----------     -------
NET CASH (USED IN) OPERATING ACTIVITIES     (49,427)       (428)
                                           ----------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Repayment of stock subscription
  receivable                                    108         -
 Repayment of amount due to officer          (1,250)        -
 Cash paid for increase in investment
 in equity security                          (5,000)        -
                                            ---------     -------
NET CASH (USED IN) INVESTING ACTIVITIES      (6,142)        -
                                            ---------     -------
<P>
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common
  stock                                      35,560         -
                                            ---------     -------
NET (DECREASE) IN CASH                      (20,009)       (428)
<P>
CASH AND CASH EQUIVALENTS - BEGINNING        22,125       1,050
                                            ---------     -------
CASH AND CASH EQUIVALENTS - ENDING         $ 2,116    $     622
                                           ==========    ========
<P>

<P>
Read accompanying Notes to Financial Statements.
<P>
             ANDERSON COMPUTERS/TIDALWAVE CORP.
     CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
      NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                         (Unaudited)
<P>
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
<P>
 On April 9, 1999, the Company issued 25,800 common
shares in payment of accounts payable of $6,900 and
website development services of $6,000.
<P>
 On April 12, 1999, the Company issued 203,314 common
shares valued at $30,497 ($.15 per share) for marketing
services.
<P>
 On May 7, 1999, the Company issued 145,459 common shares
in payment of the amount due to Internet TV Connector
Corp. (a major stockholder) of $111,017.
<P>
 On June 22, 1999, the Company issued 488,060 common
shares   valued at $297,717 ($.61 per share)for a 4.9%
interest in Citizen's Title Services, Inc.  On October
27, 1999, the Company issued an additional 1,526,824
common shares valued at $294,677 ($.193 per share) for
an additional 5.1% interest in Citizens Title Services,
Inc.
<P>
Read accompanying Notes to Financial Statements.
<P>
         ANDERSON COMPUTERS/TIDALWAVE CORP.
      NOTES TO CONDENSED FINANCIAL STATEMENTS
                DECEMBER 31, 1999
<P>
NOTE 1.   ORGANIZATION
          ------------
<P>
Anderson Computers/Tidalwave Corp. was incorporated on
April 23, 1996 under the laws of the State of Florida. The
company operates as a reseller of its customized
"Tidalwave" brand and other non "Tidalwave" brand computer
products via the Internet. The Company's headquarters is in
Fort Lauderdale, Florida.
<P>
The Company is in the process of shifting its focus away
from sales of computer products to providing mortgage
services via the Internet.
<P>
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
<P>
Basis of Presentation
---------------------
<P>
The accompanying condensed financial statements are
unaudited. These statements have been prepared in
accordance with the rules and regulations of the Securities
and Exchange Commission (SEC). Certain information and
footnote disclosures normally included in financial
statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted
pursuant to such rules and regulations. In the opinion of
management, all adjustments (which include only normal
recurring adjustments) considered necessary for a fair
presentation have been included. These financial statements
should be read in conjunction with the Company's financial
statements and notes thereto for the year ended March 31,
1999, included in the Company's Form 10-KSB as filed with
the SEC.
<P>
Loss Per Share
--------------
<P>
Loss per share is computed by dividing net loss for the
period by the weighted average number of shares
outstanding.
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
          NOTES TO CONDENSED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999
<P>
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)
----------------------------------------------------
<P>
Use of Estimates
----------------
<P>
Management uses estimates and assumptions in preparing
financial statements in accordance with generally accepted
accounting principles.  Those estimates and assumptions
affect the reported amounts of assets and liabilities, the
disclosure of contingent assets and liabilities, and the
reported revenues and expenses. Accordingly, actual results
could vary from the estimates that were assumed in
preparing the financial statements.
<P>
NOTE 3.INVESTMENT IN EQUITY SECURITY
------------------------------------
<P>
On June 22, 1999, the Company purchased a 4.9% interest in
Citizen's Title Services, Inc., a privately held title
insurance company, for $297,717 by issuing 488,060 common
shares. On July 19, 1999, the Company signed a letter of
intent to purchase an additional 20.1% interest. This
transaction has not yet closed. However, on October 27,
1999, the Company purchased an additional 5.1% interest for
$299,677 by issuing 1,526,824 common shares and $5,000
cash. On January 5, 2000, the $5,000 cash was returned in
exchange for 25,907 common shares. The common stock was
valued using the 30 day average market trading price.
<P>
NOTE 4.CAPITAL STOCK
--------------------
<P>
During the nine months and three months ended December 31,
1999, 272,467 and 30,000 common shares were issued for a
total consideration of $35,560 and $3,150 net of issuance
costs of $15,240 and $1,350, respectively.
On April 9, 1999, the Company issued 25,800 common shares
in payment of accounts payable of $6,900 and website
development services of $6,000.
<P>
On April 12, 1999, the Company issued 203,314 common shares
valued at $30,497 ($.15 per share) for marketing services.
<P>
       ANDERSON COMPUTERS/TIDALWAVE CORP.
     NOTES TO CONDENSED FINANCIAL STATEMENTS
               DECEMBER 31, 1999
<P>
NOTE 4.CAPITAL STOCK (CONTINUED)
-------------------------------
<P>
On May 7, 1999, the Company issued 145,459 common shares in
payment of the amount due to Internet TV Connector Corp. (a
major stockholder) of $111,017.
<P>
On June 22, 1999, the Company issued 488,060 common shares
valued at $297,717 ($.61 per share)for a 4.9% interest in
Citizen's Title Services, Inc. On October 27, 1999, the
Company issued   an additional 1,526,824 common shares
valued at $294,677 ($.193 per share) for an additional 5.1%
interest in Citizen's Title Services, Inc.
<P>
Through a resolution of a meeting of directors dated
November 30, 1999, the exercise date of the common stock
purchase warrants was further extended from December 31,
1999 to December 31, 2000.
<P>
NOTE 5.FORGIVENESS OF INDEBTEDNESS
----------------------------------
<P>
On April 19, 1999, the Company settled a delinquent account
payable totaling $19,566 for $9,800.
<P>
Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations
<P>
             ANDERSON COMPUTERS/TIDALWAVE CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
--------------------------
<P>
Forward-looking statements, based on management's current
views and assumptions, are made throughout the Management's
Discussion and Analysis and elsewhere in this report to
stockholders. These statements are subject to certain risks
and uncertainties that could cause actual results to differ
materially from historical results and those presently
anticipated or projected. Among the factors that may affect
operating results are the following: success of the
Company's change in focus; competitive environment; and
general economic conditions. Our Form 10-KSB for the year
ended March 31, 1999 contains further discussion of these
matters.
<P>
Results of Operations
---------------------
<P>
Revenues from operations decreased to $266 for the nine
months ended December 31, 1999 as compared to $7,576 for
the nine months ended December 31, 1998. The Company had no
sales for the three months ended December 31, 1999 as
compared to $1,601 for the three months ended December 31,
1998. The decrease in sales as well as the decrease in
gross profit was due to the Company changing its focus from
providing technical computer services and selling computer
products to aggressively seeking potential acquisitions for
financing and future expansion in noncomputer related
industries (See Future Outlook).
<P>
Selling, general and administrative expenses increased to
$85,792 for the nine months ended December 31, 1999 as
compared to $74,517 for the nine months ended December 31,
1998. This increase was primarily due to website
development and maintenance costs and professional services
rendered. For the three months ended December 31, 1999,
selling,  general and administrative expenses decreased to
$8,407 as compared to $52,565 for the three months ended
December 31, 1998. This decrease was primarily a result of
paying for marketing services under an agreement in force
during the three months ended December 31, 1998 but not in
force during the three months ended December 31, 1999.
<P>
Liquidity
---------
<P>
Net cash flow used in operations increased from $428 during
the nine months ended December 31, 1998 to $49,427 during
the nine months ended December 31, 1999. This increase in
deficit was due to the Company incurring selling, general
and administrative expenses with insufficient sales to
cover these expenses. As mentioned in results of operations
above, this was due to the Company seeking to change its
direction. The cash flow deficiency was financed primarily
by common stock issuances. Cash received from common stock
sales amounted to $35,560 during the nine months ended
December 31, 1999 net of issuance costs of $15,240.
<P>
The Company had working capital deficiency of $16,061 as of
December 31, 1999 as compared to a working capital
deficiency of $126,466 as of March 31, 1999. The increase
in working capital was
<P>
Liquidity (Continued)
---------------------
<P>
primarily due to the payment of the amount due to Internet
TV Connector Corp. (a major stockholder) of $111,017 by
issuing 145,459 common shares and the payment of accounts
payable and website development services totaling $12,900
by issuing 25,800 common shares.
<P>
Future Outlook
--------------
<P>
During the quarter ended June 30, 1999, the Company was
looking to change directions in its Internet focus and
general course of business. Market research conducted
during the first quarter of 1999 concluded that the
Internet should remain our primary medium for conducting
business but that the computer hardware and software
industry was not where the Company's focus should be. In
April 1999, the Company began talks with several mortgage
and mortgage service companies as the Company decided that
it would like to begin marketing mortgage and mortgage
services over the Internet. On June 22, 1999, the Company
acquired a 4.9% interest in Citizen's Title Services, Inc.,
a privately held fully automated insurance agent in Florida
and in July 1999, the Company signed a letter of intent to
acquire an additional 20.1%. On October 27, 1999, the
Company acquired an additional 5.1% interest and by
December 2000, the Company plans on having at least a 40%
interest. With this and other planned acquisitions through
the issuance of common stock and strategic alliances with
other mortgage origination and mortgage service companies,
we are optimistic that our Company will be profitable in
the near future.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.  None
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
Item 4. Submission of Matters to a Vote of Security
        Holders. - None
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Registrant has
duly caused this 10-QSB report to be signed on its behalf
by the undersigned thereunto duly authorized.
                      ANDERSON COMPUTERS/TIDALWAVE CORP.
                      (Registrant)
Date: February 11, 2000     /s/ Leon Kline
                            ---------------------------
                                Leon Kline
                                Chairman and President
<P>