Form 10KSB
period 2000-03-31
ANDERSON COMPUTERS/TIDALWAVE CORP
filed 2000-07-13
CIK 1038792

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
<P>
                       FORM 10-KSB
<P>
      Annual Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934
<P>
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
<P>
                   For Fiscal Year Ended
                      March 31, 2000
<P>
                Commission File #0-26187
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
    (Exact name of registrant as specified in its charter)
<P>
                         Florida
       (State or other jurisdiction of incorporation or
                         organization)
<P>
                        65-0693777
            (IRS Employer Identification Number)
<P>
   1831 NE 45th Street, Fort Lauderdale, Florida      33308
  (Address of principal executive offices )       (Zip Code)
<P>
                      (954) 255-6753
      (Registrant's telephone no., including area code)
<P>
(Former name, former address and former fiscal year, if
changed since last report)
<P>
Securities registered pursuant to Section 12(b) of the Act:
                            None
<P>
Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, $0.001 par value
<P>
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   [X]     No [   ]
<P>
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )
<P>
Revenues for year ended March 31, 2000: $ 266
<P>
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2000, was:
                        $4,236,121.40
<P>
Number of shares of the registrant's common stock
outstanding as of March 31, 2000 was:      24,679,956
<P>
Transfer Agent as of March 31, 2000:
                  American Stock Transfer & Trust
                  40 Wall Street
                  New York, New York 10005
<P>
                          PART I
                          ------
<P>
Item 1.  Description of Business
--------------------------------
<P>
General
<P>
Anderson Computers/Tidalwave Corp., a publicly traded, Florida Corporation (hereinafter referred to as the "Company") was incorporated on April 23, l996. It was initially organized for the purpose of targeting profitable companies that could eventually be acquired. The Company intends to acquire all or part of the outstanding and issued stock or assets of the targeted companies. This will happen following extensive due diligence by the Company, and the signing of a purchase agreement by both parties. Such target companies would have products and/or services that primarily use or could use the Internet as a vehicle for profit. The Company's strategy is based on the fact that the Internet marketplace is growing at a rapid pace and the timing is right to purchase companies that are currently engaged in the business of manufacturing and/or marketing services over the Internet or products and/or services that can eventually be marketed over the Internet.
<P>
BUSINESS OF THE COMPANY
<P>
Present Business - New focus for the next millennium
<P>
Currently, the Company is in transition from being a computer reseller to becoming a full service Internet mortgage and mortgage services company. At this time, the Company is developing a new mortgage services web site as well as continuing to market products and services offered under the Company's Joint Venture agreements (see Joint Ventures in this section). The Company plans on making this transition complete by December 2000.
<P>
It was time to re-establish the Company's business focus on the Internet for the next millennium. Before this could happen, the Company felt it needed to make a strategic alliance to redirect current and potential computer customers. This would give the Company's management the time to research the industry as well as time to go out and seek potential mortgage and mortgage services acquisition candidates. The Company anticipates that it may have separate divisions for its mortgages services, computer services as well as other potential e-commerce businesses.
<P>
Acquisitions
<P>
In April of 1999, the Company started talking to a mortgage
and a mortgage services company.   In June of 1999, the
Company signed a Purchase Agreement with Citizens Title Services, Inc. ("Citizens Title"). As of July 1999, in two separate transactions, the Company acquired a total of 10% of the issued and outstanding shares of the privately held company, Citizens Title through a stock exchange. Pursuant to a letter of intent signed by the Company in July 1999, the Company intends to sign a definitive purchase agreement for an additional 15% of Citizens Title increasing the Company's holdings in Citizens Title to 25%.
<P>
Citizens Title is a fully automated full service title insurance agent with offices in Coral Springs, Florida and Melbourne, Florida. It is a start up company that began operations at it's Coral Springs headquarters in 1998. Citizens Title has a network infrastructure that allows for expansion of satellite title offices communicating over a frame relay circuit. Citizens Title generated in excess of $100 million dollars in loan closings in 1998 and 1999 combined. Citizens Title also offers bundled ancillary services such as T1-Internet and Ethernet data and document transfer which allows for on-line processing, and paperless transaction ability. Citizens Title is also fully Y2K compliant. The Company feels Citizens Title is a key component to develop its entry into the Internet mortgage and mortgage related services industry. The Company feels that 80% of its future revenue will come from the Internet mortgage and mortgage related services industry through acquisitions, joint ventures, and strategic alliances in this industry. In August 1999, the Company reorganized the Citizens Title corporate web site (http://www.citizenstitle.com.)
<P>
The Company plans on funding future acquisitions through stock exchanges. If additional capital is needed the Company may consider a secondary offering or private placement of its shares.
<P>
Joint Ventures
<P>
In March of 1999, the Company signed a joint venture agreement with Micro Doctor, Inc. This joint venture allowed the Company to link it's corporate web-site to Micro Doctor, Inc.'s corporate web-site (http://www.microdoctor.com) in order to allow the Company's customers access to Micro Doctor, Inc.'s e-commerce technology. This technology allows customers to choose from a large variety of different internal computer parts when placing an order for a custom made computer over the Internet. These parts include the following: CPU, motherboard, memory, video card, sound card, modem, hard drive as well as a choice of monitors. Using Micro Doctor, Inc.'s state of the art software, customers can custom build and order their own computers over the Internet. Micro Doctor, Inc. is another Internet based computer hardware reseller. Through this joint venture agreement with Micro Doctor, Inc., the Company is paid royalties based on sales of Tidalwave Computers by Micro Doctor, Inc. Micro Doctor, Inc. is also in charge of all of the manufacturing of Tidalwave Computers. These computers are built on a per order basis.
<P>
However, the Company plans on making this a small focus of its future business and will only remain in this market through it's interactive e-commerce corporate web-site, http://www.tidalwavepc.com, with its joint venture with Micro Doctor, Inc. All previous Tidalwave Computer and software business is now being sold through Micro Doctor, Inc., except for brand name computers, palm pilots, and POS equipment which is still sold direct through the Company on a limited basis. Micro Doctor plans on adding these name brand products to its web-site by the end of the year. At such time these brand name products will no longer be sold through the Company but through the agreement with Micro Doctor, Inc. The Company anticipates that sales of all products sold through this joint venture agreement will make up approximately 10% of the Company's revenues.
<P>
In April of 1999, the Company signed a joint venture with the Virginia based Company, Cyberlinkcom Corp. As the Internet grew in popularity more customers and potential customers began asking the Company to recommend Internet service providers as well as to provide or recommend companies that offer web-site design and promotion. The Company decided that it would be a logical asset to make an alliance with an Internet Company. In this agreement, the Company is able to offer through its corporate web-site, http://www.tidalwavepc.com, Internet services, telecommunication services, Internet-related products, and Internet access. Some of the products and services the Company offers through this joint venture with Cyberlinkcom Corp. are web hosting, web design, web promotion, web evaluation, URL submission, 1+long distance phone service, calling cards, free e-mail, free web-sites, Internet access, i-check and products such as the i-phone. The Company anticipates the sale of these products and services will make up approximately 10% of the Company's revenue.
<P>
Future Competition
<P>
Although the Company believes it will be able to establish and maintain a sizable market niche, competitors with greater financial and human resources than the Company can enter the Company's market with products and services similar or identical to those of the Company. The Company plans to enter into the growing Internet mortgage and mortgage services related industry in the coming months. The mortgage banking industry is highly competitive. The Company and Citizens Title will have to compete with other financial institutions, such as mortgage bankers, commercial banks, savings and loan associations, savings banks, credit unions, loan brokers and insurance companies in the production of mortgage loans. The Company will compete principally by offering loans with competitive features, by emphasizing the quality of its service, and by pricing its range of products at competitive rates. The Company also feels that by offering bundled ancillary services through it's Citizens Title acquisition it will have a specialized edge that will draw business away from competitors. By offering the combination of these services along with traditional mortgage loans, customers will have more resources at their finger tips in one place on the Internet than currently available. Most of the Company's competitors such as E-Loan, QuickenMortgage, GetSmart, Mortgage.com, and HomeShark will have financial resources that are substantially greater than those of the Company but at this time do not offer the ancillary services that the Company will offer on the Internet. However, through acquisitions, strategic alliances, and ancillary services, the Company believes it will be able to compensate for that difference.
<P>
Risk Factor
<P>
Our issuances of Common Stock pursuant to Section 4(2) of the Securities Act of 1933 might be considered a public offering in violation of the federal securities laws. These issuances might also have been in violation of certain state securities laws. If these issuances were public offerings under federal securities laws or in violation of certain state securities laws, some of the holders of these securities might be granted the right to rescind the sale of shares and demand that we return the purchase price of the shares. We issued securities to approximately 23 of our stockholders in the offerings that we believe were conducted as private placements under Section 4(2) of the Securities Act of 1933, as amended, and did not require registration under the federal securities laws. However, due to the sophistication of the investors in the offering it is possible that the holders of these securities may allege that the offering and sale of these securities was not a valid private placement under Section 4(2) and was not made in accordance with Section 5 of the Securities Act of 1933.
<P>
Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the securities to them and demand a return to them of the purchase price of those securities. As of June 30, 2000, if
Section 5 of the Securities Act of 1933 was violated, claims of approximately $10,600 could be made.
<P>
We also believe that we may have violated the securities laws of several states in connection with the issuance of our common stock. Similar to the recourse provided under the federal securities laws, holders of these securities may be able to make a claim to rescind the sale or issuance of these securities to them and demand a return of the purchase price paid for these shares. The recission rights that may be granted to these holders under state law is not cumulative to the rights granted under federal law. Accordingly, if these stockholders rescind the sale of these securities under federal law, they would not have the right to additional payments from the Company under state law.
<P>
We are not aware of any pending claims of rescission against us. We intend to vigorously defend any rescission or other claim by the holders of our securities. Nevertheless, it is possible that a claim could be made by one or more of the holders of our securities, and if a court were to hold that the private placement exemption is not available for the sale of our securities or that we violated state securities laws, we could be forced to rescind the sales of our securities, requiring significant monetary payments to the claiming owners. These claims, if successful, could significantly exceed our cash reserves and require us to borrow funds and would materially and adversely affect our
results of operations and financial condition.   Therefore,
these claims may have a significant impact on the Company and force the Company to consider bankruptcy or a similar alternative.
<P>
PREVIOUS BUSINESS
<P>
The Company has been involved with the business of providing technical support and training for computers and software users. In addition, it has provided developmental help to individual customers as well as small businesses in designing and configuring computers and computer systems. This includes home systems consisting of a computer, monitor, printer and software as well as POS (Point of Sales) systems for small businesses, and setting up management software as well as trouble shooting current and future hardware and software applications for small businesses in developing computer networks and software that will allow these small businesses to run more efficiently. The Company also provided other business related services and products such as POS software, cash drawers, and receipt printers for small businesses, which combine state of the art techniques related to the design, development, marketing and implementation of computer equipment and/or related products and/or services.
<P>
The Company has been in the business of supplying and furnishing: (1) the services of technical and specialized personnel to inspire confidence in it's customers and potential customer's; and (2) equipment, instruments, devices, appliances, and parts in connection with all related forms whether mechanical, electrical, or otherwise including products under development.
<P>
Tidalwave Computers
<P>
The Company was a direct reseller of customized state of the art computers on the Internet. The Company's computers use only the most up to date computer parts to ensure each computer is Y2K compliant. The Company introduced its own line of personal computers under the brand name "Tidalwave." Tidalwave Computers are top quality, affordable, pre-assembled computers pre-configured with software and are built to meet the special needs of individuals with capabilities such as voice recognition software and/or video conferencing, learning software for children such as interactive encyclopedias or educational games, or software for home use such as spreadsheets, word processing, and financial applications. Tidalwave Computers are also built to meet the needs of small and mid-size businesses needing large capacity hard drives and tape or CD back-up as well as network/LAN cards and more advanced office software such as Microsoft Office or Windows NT.
<P>
Tidalwave PC's capitalize on the following technologies: inexpensive, top quality Pentium Microprocessors, brand name components such as Intel Pentium Processors, Western Digital and Seagate large capacity hard drives, CD-ROM or CD-ROM/DVD drives and modems, PC centric operating systems such as Microsoft Windows 98 and NT, mini-tower and desk-top PCs, software, and multimedia applications. There are three models of Tidalwave Computers. All models are powerful enough to run all IBM compatible software applications on the market. The three models of Tidalwave Mini-Tower or Desk-top Computers offered are the Value line which starts under $600, the Surf line which starts under $800, and the Tsunami line which starts at approximately $1,100. Tidalwave computers made up approximately 60% of the Company's revenue prior to the Company's joint venture with Micro Doctor in March, 1999.
<P>
In addition to it's lines of Tidalwave Computers, the Company was involved in the sales of name brand mini-towers systems, notebook computers, surge protectors, power supplies, scanners, software, and other types of computer equipment from manufacturers such as AST, APC, Digital, Intuit, Microsoft, NEC, Toshiba, Tripp Lite and many more. In addition, the Company sells major brands of monitors such as CTX, Hitachi, MAG Innovision, Mitsubishi, NEC, Panasonic, Sony, Viewsonic, printers such as Cannon, Epson, Hewlett Packard, and Okidata, scanners from Hewlett Packard, and 3Com Palm Pilots. The sale of these products made up approximately 20% of the Company's revenue.
<P>
Past Competition
<P>
The Company's main competition is small to mid-size computer resellers that sell custom built computers and computer products direct to the public on the Internet. The Company's customers usually are also comparing prices with direct custom computer sales leaders Dell, Gateway, and Micron. The Company uses the same high quality parts inside of each Tidalwave Computer as these industry leaders, therefore educated price conscious computer buyers are willing to give the Company a chance to build their computer system if we can beat the industry leaders price. The Company is able to offer such competitive prices because of its low overhead. In 1996 and 1997, Tidalwave Computers were 10% to 20% lower in price then Dell, Gateway, and Micron. In 1998 and 1999 prices of computers have become extremely competitive. The Company's prices in these competitive times can be 1% to 5% less then Dell, Gateway, and Micron and comparable in price to other small and mid-size computer resellers on the Internet. Occasionally the Company's computers are slightly more expensive than it's small to mid-size computer competitors but the Company has seen that it's customers are willing to pay a little more
for personalized friendly service.   Others like the
availability of the option to design their own computer systems, and with the Company's willingness to order special parts that other direct sales computer companies will not. Customers don't have to use the configurations offered in the Value, Surf, or Tsunami lines; they can just be used as examples. The Company feels that most second time computer buyers customize the computers they order with the type of equipment they specifically want. The Company uses parts in each Tidalwave Computer from manufacturers such as Intel, US Robotics, Microsoft, Western Digital, Seagate, Diamond, Matrox, ATI, and more - there are hundreds of manufacturers to choose from.
<P>
Distributors
<P>
The Company purchased all of it's name brand computers, and computer parts, and software such as CPU's, modems, video cards, motherboards, monitors, printers, memory, etc. from computer distributors. These distributors are made up of computer distribution companies such as Ingram Micro, Tech Data, D&H, ICG, as well as others, that keep an extensive inventory of name brand computers, computer parts, and software for computer and software resellers, manufacturers, etc.
<P>
Outsourcing
<P>
The Company outsources its lines of Tidalwave Computers to established computer manufacturers. This helps the company lower costs by not having to keep a large inventory of parts as well as being able to utilize the manufacturers large staff of trained computer engineers. The Company will only buy from manufacturers that have high-quality control and the availability of additional technical support if needed, including repair facilities. At this time the Company still purchases product from computer distributors but limits this to replacement parts for past Tidalwave Computers sold and only for small orders by previous customers.
<P>
Employees
<P>
The Company had two (2) employees as of March 31, 2000.
<P>
Item 2. Description of Property
-------------------------------
<P>
As of March 31, 2000, the Company shares office space with a company owned by Eric Anderson, a stockholder, located at 1831 NE 45th Street, Fort Lauderdale, Florida 33308. The office is exclusively executive offices for businesses. No rent is being charged to the Company. The Company anticipates moving from this space by December 31, 2000 at which time it will move it's headquarters to a leased space located at 210 University Drive, #206, Coral Springs, Florida.
<P>
Item 3.  Legal Proceedings
--------------------------
<P>
The Company and its subsidiaries are not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.
<P>
Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
<P>
None.
<P>
                           PART II
<P>
Item 5. Market for Common Equity and Related Stockholder
        Matters
---------------------------------------------------------
<P>
On March 31, 2000, there were 24,508,594 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders
of the Company's common stock exceeds 500.   Until 1999, the
Company's common stock was traded on the OTC Electronic Bulletin Board. During 1999, the Company no longer qualified for this listing and was available through electronic trading services via the National Quotations Bureau Pink Sheets. In June 2000, the Company's common stock was re-listed for trading on the OTC Electronic Bulletin Board.
<P>
The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through March 31, 2000 and as available through electronic trading services subsequent to such date.

                                    Common Stock Bid
                                   High           Low
                                   ----           ---
<P>
     Fiscal Quarter                High           Low
     --------------                ----           ---
     June 30, 1998               2.2500          0.8750
     September 30, 1998          2.2500          0.7500
     December 31, 1998           1.2500          0.2500
     March 31, 1999              1.0620          0.2000
     June 30, 1999               1.0720          0.1560
     September 30, 1999          0.1250          0.0625
     December 31, 1999           0.2700          0.0500
     March 31, 2000              0.4700          0.0600

<P>
Dividends
---------
<P>
The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.
<P>
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------
<P>
Certain matters discussed herein (including the documents incorporated herein by reference) are forward-looking statements intended to qualify for the safe harbors from liabilities established by the Private Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "plans," "intends," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as future economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.
<P>
Forward-Looking Statements
---------------------------
<P>
Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions. Our Form 10-KSB for the year ended March 31, 2000 contains further discussion of these matters.
<P>
Results of Operations
---------------------

                                                      Fiscal Year Ended March 31,
                                              2000               1999               1998
                                          ------------------------------------------------
     Net Sales                            $      266         $    7,526           $ 44,360
     Cost of Sales                               265              5,352             41,678
     Gross Profit                                  1              2,174              2,682
     Selling, General and Administrative
       Expenses                              270,339            382,078             46,095

<P>
Our net sales decreased 96% in 2000 and 83% in 1999. However, our gross margins increased from 6% in 1998 to 29% in 1999 but decreased to less than 1% in 2000. The decrease in net sales and increase in gross profit between 1998 and 1999 reflects the fact that the Company had turned its focus away from low-margin computer hardware and software products to selling higher margin technical computer services. The decrease in net sales and gross profit between 2000 and 1999 was due to the Company changing its focus from providing technical computer services and selling computer products to aggressively seeking potential acquisitions for financing and future expansion in noncomputer related industries (See Future Outlook).
<P>
Selling, general and administrative expenses decreased 29% in 2000 but increased 725% in 1998. The decrease in 2000 was primarily due to the elimination of consulting fees paid to the finance and management consultant hired in 1999. The increase in 1999 was primarily due to 1) hiring a marketing and public relations company to increase exposure to public markets at a cost of $99,750; 2) development and maintenance of our website at a cost of $6,900; and 3) hiring a finance and management consultant to seek investors and potential acquisitions as well as to provide assistance in financial and management matters at a cost of $245,700.
<P>
Liquidity
---------

                                                  Fiscal Year Ended March 31,
                                              2000          1999          1998
                                              ---------------------------------
     Net Cash Used in Operations              $48,470     $  94,667      $59,690
     Working Capital Deficiency                13,451       126,466       16,198

<P>
Cash flow deficiencies from operations for 2000 continued to be financed by common stock issuances and loans similar to that in 1999 and 1998. Net cash received from common stock amounted to $35,560, $21,925 and $35,000 during 2000, 1999 and 1998 respectively. Working capital deficiency decreased to $13,451 as of March 31, 2000 from $126,466 as of March 31, 1999. This increase in working capital was primarily due to the payment of the amount due to Internet TV Connector Corp. (a major stockholder) of $111,017 by issuing 145,459 common shares and the payment of accounts payable and website development services totaling $12,900 by issuing 25,800 common shares. The increase in working capital deficiency from $126,466 as of March 31, 1999 from $16,198 as of March 31, 1998 was primarily due to the payment of the marketing and public relations company by Internet TV Connector Corp. Although our auditor included an explanatory paragraph with regards to our ability to continue as a going concern in our audited financial statements, we believe we can overcome his concerns (See Future Outlook). Our consultant continues to seek investors and potential mortgage related acquisitions or possible joint ventures. In addition, we have not yet had an opportunity to take full advantage of the products and services we are able to offer through our joint venture agreements with Cyberlinkcom Corp. and Micro Doctor, Inc. In addition, we have not had an opportunity to market the services we now have through our recent 10% acquisition of Citizen's Title Services, Inc.
<P>
Item 7. Financial Statements
----------------------------
<P>
The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.
<P>
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
<P>
The Company's accountant is Earl M. Cohen, C.P.A., P.A. of Boca Raton, Florida. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company initially engaged Earl M. Cohen, C.P.A., P.A. to render accounting services on April 26, 1999. The Company dismissed its prior accountants, Durland & Company, Certified Public Accountants, of Palm Beach, Florida on December 31, 1998. Such accountant prepared the Company's audited financial statements for the year ended March 31, 1998 and from April 23, 1996 (inception of the Company) through March 31, 1997. Such accountant's report on the audited financial statements contained a going concern opinion on the Company. Furthermore, the decision to change accountants was approved by the Company's Board of Directors. From the Company's inception through the date of dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.
<P>
                         PART III
<P>
Item 9. Directors, Executive Officers, Promoters and Control
        Persons:   Compliance With Section 16(a) of the
        Exchange Act
------------------------------------------------------------
<P>
The directors and officers of the Company and its subsidiaries, as of March 31, 2000, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                    With Company
Name                        Age     Since             Director/Position
-----------------------------------------------------------------------------------------
Leon Kline                  28      1996              President, Chief Executive Officer,
Treasurer and Director
<P>
James Baker                 50      1999              Vice President and Secretary

<P>
The Company has not yet filed Form 3's for Messrs. Kline and Baker. In addition, Internet TV Connector Corp. owned more than 10% of the Company's issued and outstanding common stock when the Company became subject to the reporting requirements of the 1934 Exchange Act on July 25, 1999. Finally, Barbara Anderson was an officer and director of the Company as of July 25, 1999. The Company intends to file Form 3's for each of Messrs. Kline, Baker and Anderson; and for Internet TV Connector Corp. A Form 5 will not be filed for the Company's fiscal year ended March 31, 2000 since all reportable transactions for such fiscal year will be reported on Form 3's filed with the Commission.
<P>
Business Experience
-------------------
<P>
LEON KLINE has been President and Chief Executive Officer of the Company since April 1996. He is responsible for all day to day business operations, including dealing one-on-one with customers, distributors, manufacturers, attorneys, accountants, public relations persons, and consultants. He has been personally involved in designing the Company's line of Tidalwave personal computers, servers and notebooks. Prior to his position with Anderson Computers, Mr. Kline was President of Internet TV Connector Corp. (a more than 5% shareholder of the Company) from January 1996 through May 1997. While serving as President of Internet TV Connector Corp., he created and applied for a United States Patent for a low Internet appliance that allows users to connect to the Internet through their television sets. He also arranged for the first prototype of this Internet TV Connector Box to be manufactured. His daily responsibilities included assisting associates in marketing and meeting with potential clients to promote the Internet TV Connector Box and to develop solutions for various applications of the Internet TV Connector Box. From June 1994 to December 1995, Mr. Kline was an Editor for Blue Chip Newsletter. In this capacity, he developed a formula for buying and selling New York Stock Exchange stocks and created the only daily faxed newsletter that was sent out prior to the New York Stock Exchange market opening.
<P>
Mr. Kline attended American University in Washington, D.C. from 1989 through 1990. Thereafter, he enrolled in Montgomery College in Rockville, Maryland from 1990 through 1991. Finally, he enrolled in Broward Community College, Coconut Creek, Florida from 1994 through 1995.
<P>
JAMES BAKER has been the Vice President and Secretary of the Company since June 1, 1999. Mr. Baker is an attorney licensed to practice in the State of Florida. His employment history has included positions as counsel for Statewide Lending Centers Inc., Citizens Title Services Inc., and National Homebuyers Help Center Realty Corp. He was also counsel for Mortgage 2000 Inc./Heritage Corporation of South Florida Inc., where he was instrumental in structuring a corporate buy-out of Florida's oldest privately held mortgage bank. In addition, Mr. Baker held the following positions: counsel for S&S Ltd., an offshore commercial real estate development company; President of Baker Capital Management Inc. doing business as Market Watch, an investment management firm; Senior Trust Officer for Bank One Trust Co., N.A. in Columbus, Ohio; and staff attorney for Cory, Leonard, Witter and Cheny, an insurance defense law firm. Mr. Baker obtained his law degree from Western State University School of Law located in San Diego, California in 1982 and his Bachelor of Arts degree from Ohio State University in 1977.
<P>
Certain Legal Proceedings
-------------------------
<P>
No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.
<P>
Item 10. Executive Compensation
-------------------------------
<P>
The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending March 31, 2000, to executive officers who were serving as of fiscal year ending March 31, 2000, whose salary and bonus during fiscal year ending March 31, 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.
<P>
Summary Compensation Table
<P>
Annual Compensation
-------------------

Name and Principal Position     Year     Salary     Bonus      Restricted Stock Award
--------------------------------------------------------------------------------------
                                     None

<P>
Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.
<P>
Item 11. Security Ownership of Certain Beneficial Owners and
         Management
------------------------------------------------------------
<P>
The following table sets forth as of March 31, 2000, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and
(iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                Number of Shares of
Name of Beneficial Owner/       Common Stock                       % of Beneficial
Identity of Group               Beneficially Owned                 Ownership
-------------------------       --------------------------         -------------------
Internet TV Connector Corp.        1,722,309 Common Shares             6.98%
<P>
Citizens Title Services, Inc.      2,014,884 Common Shares             8.16%
210 University Drive
Coral Springs, Florida 33071
Joseph Andy, President
<P>
Leon Kline                         1,145,948 Common Shares             4.64%
<P>
All directors and executive
officers as a group (2 persons)    1,145,948 Common shares             4.64%

<P>
(1) The address of each person and entity other than Citizens Title Services, Inc. listed in the above table is c/o the Company, 1831 NE 45th Street, Fort Lauderdale, Florida 33308.
<P>
(2) The persons and entities named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.
<P>
Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------
<P>
The Company presently leases space from Eric Anderson, a Company shareholder. Such office space located at 1831 NE 45th Street, Fort Lauderdale, Florida 33308 is used exclusively as executive offices for businesses. No rent is being charged to the Company by Eric Anderson.
<P>
Leon Kline, President and Director of the Company, owns less than five percent of Internet TV Connector Corp., a shareholder of the Company.
<P>
The Company has 12% interest bearing notes receivable due from Internet TV Connector Corp., the majority stockholder. The notes were issued on various dates from February 27 through May 13, 1998 and are due on demand with interest payable monthly.
<P>
Monies are due to the President of the Company based on advances made during July and August, 1996 to the Company by its President to purchase computer hardware and software products for resale. These advances are non-interest bearing and are expected to be fully repaid within the next twelve months. Subsequent to March 31, 2000, working capital advances of $4,000 were made by Leon Kline, the Company's President.
<P>
The amount due to a related party consists of Company expenses paid by Internet TV Connector Corp., the majority stockholder. On May 5, 1999, an agreement was made to settle $93,750 of the liability through issuance of 125,000 common shares. On May 7, 1999, agreement was made to settle the remaining balance of $17,267 through the issuance of 20,459 common shares.
<P>
In addition, the Company did not owe, at the end of its last fiscal period, to any business or professional entity for which a director of the Company has served during the last fiscal year or currently serves as an executive officer, or has owned during the last fiscal year or currently owns a 10% record or beneficial interest in, an aggregate amount in excess of 5% of the Company's total assets at the end of its last fiscal period. No director of the Company has served as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year or that the Company proposes to have performed services during the current year, except as noted below.
<P>
                       PART IV
<P>
Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------
<P>
(a)   The following documents are filed as part of this
      report:
<P>
1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.
<P>
2. Financial statement schedules: see index to financial statements and schedules immediately following the signature pages of this report.
<P>
3.  Exhibits:
<P>
The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.
<P>
3(i)    Articles of Incorporation, as amended (1)
<P>
3.2     Bylaws, as amended (1)
<P>
10.21 Exchange Agreement dated as of June 22, 1999 between Citizens Title and the Company.
<P>
27      Financial Data Schedule for fiscal year ended March
        31, 2000.
(1) Incorporated by reference to the Registrant's Form 10-SB, filed on May 25, 1999
        (SEC File No. (000-26187).
<P>
(b)     Reports on Form 8-K
<P>
        We did not file any reports on Form 8-K for the quarter ended March 31, 2000.
<P>
                        SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
<P>
                         ANDERSON COMPUTERS/TIDALWAVE CORP.
<P>
                         By: /s/ Leon Kline
                         -----------------------------------
                                 Leon Kline
                                 President, Chief Executive
                                 Officer, Treasurer and
                                 Director
<P>
Dated: June 12, 2000
<P>
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
<P>

Name                   Title                                  Date
-----------------------------------------------------------------------------
/s/ Leon Kline     President, Chief Executive Officer,        July 12, 2000
                   Treasurer President and Director
<P>
/s/ James Baker    Vice President and Secretary               July 12, 2000

<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
<P>
                 FINANCIAL STATEMENTS
<P>
                     MARCH 31, 2000
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
<P>
                        CONTENTS
<P>

                                                   Page
Independent Auditor's Report                         1
<P>
Financial Statements:
<P>
   Balance Sheets                                    2
<P>
   Statements of Operations and Comprehensive
   Income                                            3
<P>
   Statements of Changes in Stockholders' Equity
   (Deficiency)                                      4
<P>
   Statements of Cash Flows                          5 - 6
<P>
   Notes to Financial Statements                     7 - 15

<P>
              INDEPENDENT AUDITOR'S REPORT
<P>
To The Board of Directors
Anderson Computers/Tidalwave Corp.
<P>
I have audited the accompanying balance sheets of Anderson Computers/Tidalwave Corp., as of March 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
<P>
I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
<P>
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anderson Computers/Tidalwave Corp. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
<P>
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced net losses of $692,994 since inception and a working capital deficiency of $13,451 as of March 31, 2000. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
<P>
June 16, 2000
<P>
                      Page 1
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
                    BALANCE SHEETS
               MARCH 31, 2000 AND 1999
<P>
                        ASSETS

                                               2000        1999
                                               ----        ----
CURRENT ASSETS
 Cash                                        $  1,773    $ 22,125
 Prepaid expenses                               3,500        -
 Notes receivable                               1,850      13,600
 Accrued interest receivable                       -          154
                                             ----------------------
     Total Current Assets                       7,123      35,879
<P>
COMPUTER SOFTWARE - NET                            -           66
<P>
INVESTMENT IN EQUITY SECURITY                 250,000        -
                                             ----------------------
TOTAL ASSETS                                 $257,123    $ 35,945
                                             ======================
<P>
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
<P>
CURRENT LIABILITIES
 Accounts payable and accrued expenses       $ 20,174    $ 43,378
 Due to officer                                   400       7,950
 Due to related party                            -        111,017
                                             ----------------------
Total Current Liabilities                      20,574     162,345
<P>
EQUITY SUBJECT TO POTENTIAL REDEMPTION         50,800      31,321
<P>
STOCKHOLDERS' EQUITY (DEFICIENCY)             185,749    (157,721)
                                             ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)                         $257,123    $ 35,945
                                             ======================

            Read accompanying Notes to Financial Statements.
<P>
                        Page 2
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
      STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           YEARS ENDED MARCH 31, 2000 AND 1999
<P>

                                               2000        1999
                                               ----        ----
NET SALES                                 $     266    $   7,526
<P>
COST OF SALES                                   265        5,352
                                          -----------------------
GROSS PROFIT                                      1        2,174
                                          -----------------------
OPERATING EXPENSES
 Selling, general and administrative        270,339      382,078
 Depreciation                                    66          265
                                          -----------------------
Total Operating Expenses                    270,405      382,343
                                          -----------------------
LOSS FROM OPERATIONS                       (270,404)    (380,169)
                                          -----------------------
OTHER INCOME
 Forgiveness of indebtedness                  9,766         -
 Interest income                              1,043        2,250
 Miscellaneous                                  543         -
                                          -----------------------
     Total Other Income                      11,352        2,250
                                          -----------------------
NET LOSS                                   (259,052)    (377,919)
<P>
OTHER COMPREHENSIVE INCOME
 Unrealized loss on investment in
 equity security                           (347,394)        -
                                          -----------------------
COMPREHENSIVE INCOME (LOSS)               $(606,446)   $(377,919)
                                          =======================
<P>
LOSS PER SHARE                            $    (.01)    $  (0.02)
                                          =======================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             23,422,569   20,393,794
                                         ========================

      Read accompanying Notes to Financial Statements.
<P>
                          Page 3
<P>
                ANDERSON COMPUTERS/TIDALWAVE CORP.
        STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 YEARS ENDED MARCH, 2000 AND 1999

                                                                         Accumulated
                     Common Stock     Additional  Stock                  Other
                  Number of    Par    Paid-in     Subscription           Comprehensive
                  Shares      Value   Capital     Receivable    Deficit  Income      Total
                  ------------------------------------------------------------------------
BALANCE -
 MARCH 31, 1998   20,185,000  $20,185 $   19,815  $    (175)   $ (56,023) $  -   $(16,198)
<P>
Repayment of stock
 subscription
 receivable            -         -          -            67         -        -         67
Issuance of common
 stock for
 services          1,075,000    1,075    244,650         -          -        -    245,725
Issuance of common
 stock for
 cash                181,284      181     21,744         -          -        -     21,925
Equity subject to
 potential redemption   -          -     (31,321)        -          -        -    (31,321)
 Net loss               -          -        -            -     (377,919)     -   (377,919)
                  ------------------------------------------------------------------------
<P>
BALANCE -
 MARCH 31, 1999   21,441,284   21,441    254,888       (108)   (433,942)     -   (157,721)
<P>
Repayment of stock
 subscription
 receivable             -          -        -           108         -        -        108
Issuance of common
 stock for
 services           779,955      780     148,936         -          -        -    149,716
Issuance of common
 stock for
 cash               272,467      273      35,287        -           -        -     35,560
Issuance of common
 stock in payment
 of amount due to
 related party      145,459      145     110,872        -           -        -    111,017
Issuance of common
 stock to acquire
 10%interest in
 Citizen's Title
 Services, Inc.   2,040,791    2,041     595,353        -           -        -    597,394
Increase in equity
 subject to potential
 redemption            -          -      (19,479)       -           -        -    (19,479)
Stock options granted  -          -       75,600        -           -        -     75,600
Net loss               -          -         -           -       (259,052)    -   (259,052)
Unrealized loss on
 investment in equity
 security              -          -         -           -           -   (347,394)(347,394)
                  ------------------------------------------------------------------------
<P>
BALANCE
 MARCH 31, 2000  24,679,956  $24,680  $1,201,457   $    -     $(692,994)$(347,394)$185,749
                  ========================================================================

<P>
          Read accompanying Notes to Financial Statements.
<P>
                         Page 4
<P>
         ANDERSON COMPUTERS/TIDALWAVE CORP.
            STATEMENTS OF CASH FLOWS
        YEARS ENDED MARCH 31, 2000 AND 1999

                                               2000        1999
                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(259,052)  $(377,919)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation                                 66         265
    Issuance of common stock for
     services                               149,716     245,725
    Stock options granted                    75,600        -
    (Increase) decrease in:
     Prepaid expenses                        (3,500)       -
     Notes receivable                        11,750      18,150
     Accrued interest receivable                154        -
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                              (23,204)     19,112
                                          -----------------------
NET CASH USED IN OPERATING ACTIVITIES       (48,470)    (94,667)
                                          -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Repayment of stock subscription
  receivable                                    108          67
                                          -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common
  stock                                      35,560      21,925
 Decrease in amount due to officer           (7,550)       -
 Increase in amount due to related
  party                                        -         93,750
                                          ------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  28,010     115,675
                                          ------------------------
NET INCREASE (DECREASE) IN CASH             (20,352)     21,075
<P>
CASH AND CASH EQUIVALENTS - BEGINNING        22,125       1,050
                                          ------------------------
CASH AND CASH EQUIVALENTS - ENDING        $   1,773    $ 22,125
                                          ========================

<P>
     Read accompanying Notes to Financial Statements.
<P>
                      Page 5
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
         STATEMENTS OF CASH FLOWS (CONTINUED)
         YEARS ENDED MARCH 31, 2000 AND 1999
<P>

                                               2000        1999
                                               ----        ----
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
<P>
  Issuance of common stock for services.     $149,716   $245,725
                                             ===================
  Issuance of common stock in payment
  of amount due to related party.            $111,017   $   -
                                             ===================
  Issuance of common stock to acquire
  a 10% interest in Citizen's Title
  Services, Inc.                             $597,394   $   -
                                             ===================
  Stock options granted in payment of
  marketing and public relations
  services.                                  $ 75,600   $   -
                                             ===================

<P>
     Read accompanying Notes to Financial Statements.
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
            NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND 1999
<P>
NOTE 1.     ORGANIZATION
            ------------
<P>
     Anderson Computers/Tidalwave Corp. was incorporated on April 23, 1996 under the laws of the State of Florida. The company operates as a reseller of its customized "Tidalwave" brand and other non "Tidalwave" brand computer products via the Internet. The Company's headquarters is in Fort Lauderdale, Florida.
<P>
     The Company is in the process of shifting its focus away from sales of computer products to providing mortgage services via the Internet.
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------
<P>
Revenue Recognition
-------------------
<P>
Sales are recognized upon shipment to the customer.
<P>
Computer Software
-----------------
<P>
Computer software is recorded at cost. Depreciation is computed on the straight line basis using an estimated useful life of three years.
<P>
Syndication Costs
-----------------
<P>
Costs incurred in raising capital through the issuance of common stock is recorded as a reduction in additional paid-in capital.
<P>
Income Taxes
------------
<P>
Deferred income taxes are provided for differences
between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.
<P>
                        PAGE 7
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP
           NOTES TO FINANCIAL STATEMENTS
              MARCH 31, 2000 AND 1999
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)
            ----------------------------------------------
<P>
Loss Per Share
--------------
<P>
Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.
<P>
Statement of Cash Flows
-----------------------
<P>
For purposes of this statement the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.
<P>
Use of Estimates
----------------
<P>
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.
<P>
NOTE 3.     COMPUTER SOFTWARE
            -----------------
Computer software as of March 31, 2000 and 1999 are as follows:

                                              2000         1999
                                              ----         -----
              Cost                           $ 795       $ 795
              Accumulated Depreciation        (795)       (729)
<P>
                 Total                       $  -        $  66
                                             =====       =======

<P>
NOTE 3.     INVESTMENT IN EQUITY SECURITY
            -----------------------------
<P>
On June 22, 1999, the Company purchased a 4.9% interest
<P>
                        Page 8
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
             NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND 1999
<P>
NOTE 3.     INVESTMENT IN EQUITY SECURITY (CONTINUED)
            -----------------------------------------
<P>
In Citizen's Title Services, Inc., a privately held title insurance company, for $297,717 by issuing 488,060 common shares. On July 19, 1999, the Company signed a letter of intent to purchase an additional 20.1% interest. This transaction has not yet closed. However, on October 27, 1999, the Company purchased an additional 5.1% interest for $299,677 by issuing 1,526,824 common shares and $5,000 cash. On January 5, 2000, the $5,000 cash was returned in exchange for 25,907 common shares. The common stock was valued using the 30 day average market trading price.
<P>
The investment is classified as an available for sale security and is reported at fair value, with unrealized gains and losses included in comprehensive income. As of March 31, 2000, the investment had an estimated fair value of $250,000, a cost of $597,394 and an unrealized loss of $347,394.
<P>
NOTE 4.     INCOME TAXES
            ------------
<P>
As of March 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $693,000 expiring through March 31, 2020, available to offset future taxable income. No deferred tax assets have been recorded due to the Company having no history of profitable operations.
<P>
NOTE 5.     RELATED PARTY TRANSACTIONS
            --------------------------
<P>
Office Facilities
-----------------
<P>
The Company shares office space with a company owned by
a stockholder.  No rent is being charged to the Company.
<P>
Notes Receivable
----------------
<P>
Notes receivable represent 12% interest bearing notes due from Internet TV Connector Corp., a majority stockholder.
<P>
                      Page 9
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
           NOTES TO FINANCIAL STATEMENTS
              MARCH 31, 2000 AND 1999
<P>
NOTE 5.     RELATED PARTY TRANSACTIONS (CONTINUED)
            --------------------------------------
<P>
----------------------------
<P>
The notes were issued on various dates from February 27 through May 13, 1998 and are due on demand with interest payable monthly.
<P>
Due to Officer
--------------
<P>
Due to officer consists of advances made during July and August 1996 to the Company by its President to purchase computer hardware and software products for resale. These advances are non-interest bearing and are expected to be repaid within the next twelve months. Subsequent to March 31, 2000, working capital advances of $4,000 were made by the Company's President.
<P>
Due to Related Party
--------------------
<P>
The amount due to related party consisted of company expenses paid by Internet TV Connector Corp., a majority stockholder. On May 5, 1999, agreement was made to settle $93,750 of the liability through issuance of 125,000 common shares. On May 7, 1999, agreement was made to settle the remaining balance of $17,267 through the issuance of 20,459 common shares.
<P>
NOTE 6.     CAPITAL STOCK
            -------------
<P>
The Company has authorized 100,000,000 common shares with
a par value of $.001 per share. As of March 31, 2000 and 1999, 24,679,956 and 21,441,284 common shares were issued and outstanding, respectively.
<P>
On February 2, 1998, the Company issued a Regulation D,
Rule 504 Offering Memorandum providing for the sale of
7000 units for a total consideration of $35,000.  Each
unit consisted of one share of common stock and fifty
common stock purchase warrants.  The warrants are not
<P>
                      Page 10
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
             NOTES TO FINANCIAL STATEMENTS
               MARCH 31, 2000 AND 1999
<P>
NOTE 6.     CAPITAL STOCK (CONTINUED)
            -------------------------
<P>
exercisable until July 26, 1998 and may be exercised until July 26, 1999 at an exercise price of $2.00 per share. The exercise date was extended to December 31, 2000 through a resolution of a meeting of directors and stockholders dated November 30, 1999. The effect of the assumed exercise of the warrants on loss per share for the years ended March 31, 2000 and 1999 were anti-dilutive, therefore, no diluted loss per share has been presented on the statements of operations. All units offered under the Offering Memorandum were sold.
<P>
Issuances of common stock pursuant to Regulation D, Rule 504 might be considered a public offering in violation of federal securities laws. These issuances might also have been in violation of certain state securities laws. If these issuances were public offerings under federal securities laws or in violation of certain state securities laws, some of the holders of these securities might be granted the right to rescind the sale of shares and demand that the purchase price of the shares be returned. Common stock was issued to approximately 34 of the Company's stockholders in an offering that were believed to be conducted as private placements under Regulation D, Rule 504 of the Securities Act of 1933 as amended, and did not require registration under the federal securities laws. However, due to the fact that the Company may be deemed to be a "blank check company" as defined in Rule 419, it is possible that holders of these securities may allege that the offering and sale of these securities was not a private placement under Regulation D, Rule 504 and was not in accordance with Section 5 of the Securities Act of 1933.
<P>
Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the securities to them and demand a return of the purchase price of the securities. As of March 31, 2000, if
Section 5 of the Securities Act of
<P>
                         Page 11
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
             NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND 1999
<P>
NOTE 6.     CAPITAL STOCK (CONTINUED)
            -------------------------
<P>
1933 was violated, no claims could be made since these securities were issued more than one year ago.
<P>
Issuances of common stock pursuant to Section 4(2) of the Securities Act of 1933 might be considered a public offering in violation of federal securities laws. These issuances might also have been in violation of certain state securities laws. If these issuances were public offerings under federal securities laws or in violation of certain state securities laws, some of the holders of these securities might be granted the right to rescind the sale of shares and demand that the purchase price of the shares be returned. Common stock was issued to approximately 20 of the Company's stockholders in offerings that were believed to be conducted as private placements under Section 4(2) of the Securities Act of 1933 as amended, and did not require registration under the federal securities laws. However, due to the sophistication of the investors in the offering, it is possible that holders of these securities may allege that the offering and sale of these securities was not a valid private placement under Section 4(2) and was not in accordance with Section 5 of the Securities Act of 1933.
<P>
Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the securities to them and demand a return of the purchase price of the securities. As of March 31, 2000, if
Section 5 of the Securities Act of 1933 was violated, claims of approximately $50,800 could be made.
<P>
The Company may have violated securities laws of several states in connection with the issuances of common stock. Similar to the recourse provided under the federal securities laws, holders of these securities may be able to make a claim to rescind the sale and demand a return of the purchase price of the securities. The rescission rights that may be granted to these holders under state
<P>
                        Page 12
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
             NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND 1999
<P>
NOTE 6.     CAPITAL STOCK (CONTINUED)
            -------------------------
<P>
law is not cumulative to the rights granted under federal law. Accordingly, if stockholders rescind the sale of the securities under federal law, they would not have the right to additional payments under state law.
<P>
The Company is not aware of any pending claims for rescission and intends to vigorously defend any potential claims. Nevertheless, it is possible that a claim could be made by holders of the securities, and if a court were to hold that the private placement exemption is not available for the sale of the securities or that the Company violated state securities laws, the Company could be forced to rescind the sales requiring significant monetary payments to the claiming owners. These claims, if successful, could significantly exceed the Company's cash reserves and may require the borrowing of funds adversely affecting the Company's financial condition.
<P>
On April 9, 1999, the Company issued 25,800 common shares in payment of accounts payable of $6,900 and website development and maintenance services of $6,000. On March 10, 2000, an additional 38,402 common shares were issued in payment of accounts payable of $1,569 and future website development and maintenance services of $3,500.
<P>
On April 12, 1999, the Company issued 203,314 common shares valued at $30,497 ($.15 per share) as payment for entering into an agreement with a company to market and sell its "Tidalwave" brand computers.
<P>
On October 1, 1999, the Company issued 424,208 common shares valued at $93,750 and an option to purchase an additional 424,208 common shares at $.15 per share valued at $75,600 in payment of marketing and public relation services. The option expires October 1, 2001.
<P>
On February 15, 2000, the Company issued 88,235 common shares in partial payment for legal services rendered of $7,500.
<P>
                         Page 13
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
            NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND 1999
<P>
NOTE 7.     STOCK OPTIONS
            -------------
<P>
On October 1, 1999, an option to purchase 424,208 common shares at an exercise price of $.15 per share was granted in payment of marketing and public relations services. The options expire October 1, 2001.
<P>
The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of the option of $75,600 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:
<P>
               Risk-free interest rate               6.0%
               Expected life (years)                  1
               Expected volatility                  10.52
               Expected dividends                    None
<P>
A summary of option transactions during the year ended March 31, 2000 is as follows:

                                                   Weighted
                                 Number            Average Exercise
                                 Of Shares         Price
                                 -----------       -----------------
          Outstanding as of
           March 31, 1999            -                     -
          Granted                 424,208                $.15
          Exercised                  -                     -
          Forfeited                  -                     -
                                 -----------       -----------------
          Outstanding as of
           March 31, 2000         424,208
                                 ===========
          Exercisable at
           March 31, 2000         424,208
                                 ===========

<P>
NOTE 8.     FORGIVENESS OF INDEBTEDNESS
            ---------------------------
<P>
On April 19, 1999, the Company settled a delinquent account
payable totaling $19,566 for $9,800.
<P>
                      Page 14
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
            NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2000 AND 1999
<P>
NOTE 9.     GOING CONCERN
            -------------
<P>
The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred operating losses of $692,994 since inception and has a working capital deficit of $13,451 as of March 31, 2000. Management is actively seeking investors for additional funds through stock sales and is in the process of shifting its focus away from sales of computer products to providing mortgage services via the Internet. Management believes that the Company can improve its profitability through this business.
<P>
                       Page 15
<P>