Form 10QSB
period 2000-06-30
ANDERSON COMPUTERS/TIDALWAVE CORP
filed 2000-08-09
CIK 1038792

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                      FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
      For the quarterly period ended June 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
    For the transition period from               to
<P>
             Commission File No. 0-26187
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
     (Name of Small Business Issuer in Its Charter)
<P>

Florida                                             65-0693777
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)
<P>

1831 NE 45th Street, Fort Lauderdale, Florida    33308
(Address of Principal Executive Offices)       (Zip Code)
<P>
                     (954) 255-6753
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
<P>
                   Yes X        No
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2000, the Company had 24,508,594 shares of Common Stock outstanding, $0.001 par value.
<P>
           ANDERSON COMPUTERS/ITDALWAVE CORP.
             Form 10-QSB Quarterly Report
           For the Period Ended June 30, 2000

                                                                Page
Part I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements                                   3
<P>
     Condensed Balance Sheet at June 30, 2000                  4
<P>
     Condensed Statements of Operations for the Three          5
     Months Ended June 30, 2000 and June 30, 1999
<P>
     Condensed Statements of Cash Flows for the              6-7
     Three Months Ended June 30, 2000 and June 30, 1999
<P>
     Notes to Condensed Financial Statements                8-10
<P>
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                   11-12
<P>
PART II - OTHER INFORMATION                                   13
<P>
Item 1. Legal Proceedings                                     13
<P>
Item 2. Changes in Securities                                 13
<P>
Item 3. Defaults Upon Senior Securities                       14
<P>
Item 4. Submission of Matters to a Vote of Security Holders   14
<P>
Item 5. Other Information                                     14
<P>
Signatures                                                    14
<P>

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending March 31, 2001. The financial statements are presented on the accrual basis.
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
                CONDENSED BALANCE SHEET
                     JUNE 30, 2000
                      (Unaudited)

                         ASSETS
CURRENT ASSETS
 Cash                                         $      108
 Notes receivable                                  1,850
 Prepaid expenses                                 48,448
                                               ------------
     Total Current Assets                         50,406
<P>
COMPUTER SOFTWARE - Net of accumulated
 depreciation of $795                                -
<P>
INVESTMENT IN EQUITY SECURITY                    250,000
                                               ------------
     TOTAL ASSETS                             $  300,406
                                              =============
<P>
                LIABILITIES AND STOCKHOLDERS' EQUITY
<P>
CURRENT LIABILITIES
 Accounts payable and accrued expenses        $  27,536
 Due to officer                                   4,400
                                              -------------
     Total Current Liabilities                   31,936
                                              -------------
EQUITY SUBJECT TO POTENTIAL REDEMPTION           10,600
                                              -------------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 25,181,293
  shares issued and outstanding                  25,181
 Additional paid-in capital                   1,387,856
 Deficit                                       (807,773)
 Accumulated other comprehensive income        (347,394)
                                              -------------
     Total Stockholders' Equity                 257,870
                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  300,406
                                              =============
<P>
Read accompanying Notes to Financial Statements.

               ANDERSON COMPUTERS/TIDALWAVE CORP.
              CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                         (Unaudited)

                                           2000        1999
<P>
NET SALES                              $    -       $    121
<P>
COST OF SALES                               -            128
                                       --------------------------
GROSS PROFIT                                -             (7)
                                       --------------------------
EXPENSES
 Selling, general and administrative    114,816       63,178
 Depreciation                               -             66
                                       --------------------------
     Total operating expenses           114,816       63,244
                                       --------------------------
LOSS FROM OPERATIONS                   (114,816)     (63,251)
                                       --------------------------
OTHER INCOME
 Interest income                             37          519
 Forgiveness of indebtedness                -          9,766
                                       --------------------------
     Total Other Income                      37       10,285
<P>
NET LOSS                              $(114,779)    $(52,966)
                                      ===========================
<P>
LOSS PER SHARE                        $     -     $     -
                                      ===========================
<P>
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         25,175,783   21,867,720
                                     ============================

<P>
Read accompanying Notes to Financial Statements.
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
           CONDENSED STATEMENTS OF CASH FLOWS
        THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                      (Unaudited)

                                            2000       1999
<P>
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $(114,779) $(52,966)
 Adjustments to reconcile net loss
   to net cash (used in) operating
   activities:
    Depreciation                            -            66
    Forgiveness of indebtedness             -         9,766
    Issuance of common stock for
     services                             46,875     36,497
    Stock options granted                 52,950       -
    (Increase) decrease in:
     Notes receivable                       -         4,600
     Prepaid expenses                      1,927     (4,000)
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                             7,362    (32,451)
                                         ---------------------
NET CASH (USED IN) OPERATING
 ACTIVITIES                               (5,665)   (38,488)
                                         ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Repayment of stock subscription
  receivable                                -           108
                                         ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common
  stock                                     -        28,140
 Increase in amount due to officer         4,000       -
                                         ---------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                4,000     28,140
                                         ---------------------
NET (DECREASE) IN CASH                    (1,665)   (10,240)

CASH AND CASH EQUIVALENTS - BEGINNING      1,773     22,125
                                         ---------------------
CASH AND CASH EQUIVALENTS - ENDING     $     108    $11,885
                                         =====================

<P>
Read accompanying Notes to Financial Statements.
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
      CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
       THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                    (Unaudited)
<P>
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
<P>
On April 1, 2000, the Company issued 501,337 common shares valued at $93,750 ($.19 per share) and granted stock options valued at $52,950 for marketing and public relations services.
<P>
On June 22, 1999, the Company issued 488,060 common shares valued at $297,717 ($.61 per share)for a 4.9% interest in Citizen's Title Services, Inc.
<P>
On May 7, 1999, the Company issued 145,459 common shares in payment of the amount due to Internet TV Connector Corp. (a major stockholder) of $111,017.
<P>
On April 12, 1999, the Company issued 203,314 common shares valued at $30,497 ($.15 per share) for marketing services.
<P>
On April 9, 1999, the Company issued 25,800 common shares in payment of accounts payable of $6,900 and website development services of $6,000.
<P>
Read accompanying Notes to Financial Statements.
<P>
            ANDERSON COMPUTERS/TIDALWAVE CORP.
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                     JUNE 30, 2000
<P>
NOTE 1.     ORGANIZATION
            ------------
<P>
Anderson Computers/Tidalwave Corp. was incorporated on
April 23, 1996 under the laws of the State of Florida.
The company operates as a reseller of its customized "Tidalwave" brand and other non "Tidalwave" brand computer products and services via the Internet. The Company's headquarters is in Fort Lauderdale, Florida.
<P>
The Company is in the process of shifting its focus away from sales of computer products to providing mortgage services via the Internet. The Company is also looking to acquire profitable companies as well as to joint venture with other companies involved in the Internet.
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------
<P>
Basis of Presentation
---------------------
<P>
     The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Form 10-KSB as filed with the SEC. Investment in Equity Security
-----------------------------
<P>
     The investment is classified as an available for sale security and is reported at fair value, with unrealized gains and losses included in comprehensive income.
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
        NOTES TO CONDENSED FINANCIAL STATEMENTS
                     JUNE 30, 2000
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)
           --------------------------------------------
<P>
Loss Per Share
--------------
<P>
     Loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding.
<P>
Use of Estimates
-----------------
<P>
     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.
<P>
NOTE 3.     DUE TO OFFICER
            --------------
<P>
     During the quarter ended June 30, 2000, working capital advances totaling $4,000 were made by the Company's President. These advances are non-interest bearing and are expected to be repaid within the next twelve months.
<P>
NOTE 4.     CAPITAL STOCK
            -------------
<P>
     On April 1, 2000, the Company issued 501,337 common shares valued at $93,750 ($.19 per share) for marketing and public relations services through October 1, 2000.
<P>
     Issuances of common stock pursuant to Section 4(2) of the Securities Act of 1933 might be considered a public offering in violation of federal securities laws. These issuances might also have been in violation of certain state securities laws. If these issuances were public offerings under federal securities laws or in violation of certain state securities laws, some of the holders of these securities might be granted the right to rescind the sale of shares and demand that the purchase price of the shares be returned. Common stock was issued to
<P>
           ANDERSON COMPUTERS/TIDALWAVE CORP.
        NOTES TO CONDENSED FINANCIAL STATEMENTS
                     JUNE 30, 2000
<P>
NOTE 4.     CAPITAL STOCK (CONTINUED)
            -------------------------
<P>
approximately 20 of the Company's stockholders in offerings that were believed to be conducted as private placements under Section 4(2) of the Securities Act of 1933 as amended, and did not require registration under the federal securities laws. However, due to the sophistication of the investors in the offering, it is possible that holders of these securities may allege that the offering and sale of these securities was not a valid private placement under Section 4(2) and was not in accordance with Section 5 of the Securities Act of 1933.
<P>
     Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if successful, would entitle the owners to rescind the issuance of the securities to them and demand a return of the purchase price of the securities. As of June 30, 2000, if Section 5 of the Securities Act of 1933 was violated, claims of approximately $10,600 could be made.
<P>
     The Company may have violated securities laws of several states in connection with the issuances of common stock. Similar to the recourse provided under the federal securities laws, holders of these securities may be able to make a claim to rescind the sale and demand a return of the purchase price of the securities. The rescission rights that may be granted to these holders under state law is not cumulative to the rights granted under federal law. Accordingly, if stockholders rescind the sale of the securities under federal law, they would not have the right to additional payments under state law.
<P>
     The Company is not aware of any pending claims for rescission and intends to vigorously defend any potential claims. Nevertheless, it is possible that a claim could be made by holders of the securities, and if a court were to hold that the private placement exemption is not available for the sale of the securities or that the Company violated state securities laws, the Company could be forced to rescind the sales requiring significant monetary payments to the claiming owners. These claims,
<P>
             ANDERSON COMPUTERS/TIDALWAVE CORP.
          NOTES TO CONDENSED FINANCIAL STATEMENTS
                      JUNE 30, 1999
<P>
NOTE 4.     CAPITAL STOCK (CONTINUED)
            -------------------------
<P>
if successful, could significantly exceed the Company's cash reserves and may require the borrowing of funds adversely affecting the Company's financial condition.
<P>
NOTE 5.     STOCK OPTIONS
            -------------
<P>
     On April 1, 2000, an additional option to purchase 501,337 common shares at an exercise price of $.15 per share was granted in payment of marketing and public relations services. These options expire April 1, 2001.
<P>
     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of the option of $52,950 was estimated on the date of grant using the Black-Scholes pricing model.
<P>
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
<P>
          ANDERSON COMPUTERS/TIDALWAVE CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
--------------------------
<P>
Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions. Our Form 10-KSB for the year ended March 31, 2000 contains further discussion of these matters.
<P>
Results of Operations
---------------------
<P>

                                 Quarter Ended June 30,
                             2000                      1999
                             ----                      ----
     Net Sales             $      -               $     121
<P>
     Cost of Sales                -                     128
<P>
     Gross Profit                 -                      (7)
<P>
     Selling, General and
     Administrative
     Expenses                  114,816               63,178

<P>
There were no revenues from operations during the three months ended June 30, 2000 as compared to $121 for the three months ended June 30, 1999. The decrease in sales as well as the decrease in gross profit was due to the Company changing its focus from providing technical computer services and selling computer products to aggressively seeking potential acquisitions for financing and future expansion in noncomputer related industries (See Future Outlook).
<P>
Selling, general and administrative expenses increased to $114,816 for the three months ended June 30, 2000 as compared to $63,178 for the three months ended June 30, 1999. This increase was caused by a combination of factors:
<P>
1) Hiring of a marketing and public relations company to increase exposure to public markets at a cost of $99,825 which includes the value of the stock options granted of $52,950.
<P>
2) A decrease in the amount for accounting and legal fees rendered of approximately $15,000.
<P>
3)     A decrease in website development costs of
approximately $4,200.
<P>
4) Elimination of a marketing fee of approximately $30,500 paid to Micro-Doctor in April 1999.
<P>
Liquidity
---------
<P>

                                   Quarter Ended June 30,
                                  2000                1999
                                  ----                ----
<P>
     Net Cash Used in Operations  $ 5,665         $ 38,488
<P>
     Working Capital               18,470            3,296

<P>
Net cash flow used in operations decreased from $38,488 during the three months ended June 30, 2000 to $5,665 during the three months ended June 30, 1999. This decrease was primarily due to the Company financing major expenses such as marketing and public relations costs through noncash means. During the three months ended June 30, 2000, the cash flow deficiency was financed by non-interest bearing advances from the Company's president. During the three months ended June 30, 1999, the cash flow deficiency was financed primarily by common stock issuances.
<P>
The Company had a working capital of $18,470 as of June 30, 2000 as compared to a working capital of $3,296 as of June 30, 1999. The increase in working capital was primarily due to a three month prepayment of marketing and public relations services .
<P>
Future Outlook
--------------
<P>
The Company is aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with over the Internet. Depending on the nature of the business the Company acquires, joint and/or partners with, the Company may expand in new directions. On June 22, 1999 and October 27, 1999, the Company acquired a 4.9% and 5.1% interest respectively in Citizen's title Services, Inc., a privately held fully automated insurance agent in Florida, bring its minority interest to 10%. The Company anticipates that it may have separate divisions for its mortgage services, computer services as well as other potential e-commerce business. The Company intends on changing its corporate name by September 30, 2000 to better reflect its future direction. With this and other planned acquisitions through the issuance of common stock and strategic alliances and joint ventures, we are optimistic that our Company will be profitable in the near future.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.  None
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
                  None
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.
<P>
                         ANDERSON COMPUTERS/TIDALWAVE CORP.
                         (Registrant)
Date: August 9, 2000     /s/ Leon Kline
                         ----------------------------------
                              Leon Kline
                              Chairman and President
<P>