Form 10QSB
period 2000-09-30
TIDALWAVE HOLDINGS INC
filed 2000-11-13
CIK 1038792

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                      FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
      For the quarterly period ended September 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
    For the transition period from               to
<P>
             Commission File No. 0-26187
<P>
                TIDALWAVE HOLDINGS, INC.
     (Name of Small Business Issuer in Its Charter)
<P>

Florida                                             65-0693777
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)
<P>

1831 NE 45th Street, Fort Lauderdale, Florida    33308
(Address of Principal Executive Offices)       (Zip Code)
<P>
                     (954) 255-6753
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
<P>
                   Yes X        No
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2000, the Company had 50,463,066 shares of Common Stock outstanding, $0.001 par value.
<P>
           ANDERSON COMPUTERS/ITDALWAVE CORP.
             Form 10-QSB Quarterly Report
           For the Period Ended September 30, 2000

                                                                Page
Part I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements                                   3
<P>
     Condensed Balance Sheet at September 30, 2000             4
<P>
     Condensed Statements of Operations for the Six            5
     Months Ended September 30, 2000 and September 30, 1999
<P>
     Condensed Statements of Cash Flows for the Six            6-7
     Months Ended September 30, 2000 and September 30, 1999
<P>
     Notes to Condensed Financial Statements                  8-10
<P>
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     11-12
<P>
PART II - OTHER INFORMATION                                     13
<P>
Item 1. Legal Proceedings                                       13
<P>
Item 2. Changes in Securities                                   13
<P>
Item 3. Defaults Upon Senior Securities                         14
<P>
Item 4. Submission of Matters to a Vote of Security Holders     14
<P>
Item 5. Other Information                                       14
<P>
Signatures                                                      14
<P>

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending March 31, 2001. The financial statements are presented on the accrual basis.
<P>

                          TIDALWAVE HOLDINGS, INC.
                  (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
                           CONDENSED BALANCE SHEET
                             SEPTEMBER 30, 2000
                                 (Unaudited)
<P>
                                   ASSETS
CURRENT ASSETS
 Cash                                                $      356
 Prepaid expenses                                         1,435
                                                     ------------
     Total Current Assets                                 1,791
<P>
COMPUTER SOFTWARE - Net of accumulated
 depreciation of $795                                      -
<P>
INVESTMENT IN EQUITY SECURITY                           250,000
                                                     ------------
TOTAL ASSETS                                         $  251,791
                                                     ============
<P>
                      LIABILITIES AND STOCKHOLDERS' EQUITY
<P>
CURRENT LIABILITIES
 Accounts payable and accrued expenses               $   26,187
 Due to officer                                           6,250
                                                     ------------
     Total Current Liabilities                           32,437
                                                     ------------
EQUITY SUBJECT TO POTENTIAL REDEMPTION                    4,500
                                                     ------------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value 25,619,428
  shares issued and outstanding                          25,619
 Additional paid-in capital                           1,438,851
 Deficit                                               (902,222)
 Accumulated other comprehensive income                (347,394)
                                                     ------------
     Total Stockholders' Equity                         214,854
                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  251,791
                                                    =============
<P>
Read accompanying Notes to Financial Statements.

<P>

                            TIDALWAVE HOLDINGS, INC.
                  (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
                      CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                   THREE MONTHS           SIX MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   2000       1999        2000        1999
                                --------------------------------------------------
NET SALES                           $     97    $   145    $      97   $    266
COST OF SALES                             90        137           90        265
                                --------------------------------------------------
GROSS PROFIT                               7          8            7          1
                                --------------------------------------------------
EXPENSES
 Selling, general and
  administrative                      94,510     14,207      209,326     77,385
 Depreciation                              -          -           -          66
                                --------------------------------------------------
     Total operating expenses         94,510     14,207      209,326     77,451
                                --------------------------------------------------
LOSS FROM OPERATIONS                 (94,503)   (14,199)    (209,319)   (77,450)
                                --------------------------------------------------
OTHER INCOME
 Interest income                          55        376           92        895
 Forgiveness of indebtedness               -          -            -      9,766
                                --------------------------------------------------
     Total Other Income                   55        376           92     10,661
<P>
NET LOSS                            $(94,448)  $(13,823)   $(209,227)  $(66,789)
                                 ==================================================
LOSS PER SHARE                      $   -      $   -       $    (.01)  $   -
                                 ==================================================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                      25,339,722  22,516,254   25,258,201   22,194,660
                                 ==================================================
<P>
Read accompanying Notes to Financial Statements.
<P>

<P>

                               TIDALWAVE HOLDINGS, INC.
                       (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
                         CONDENSED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                      (Unaudited)
                                              2000         1999
                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $(209,227)   $(66,789)
 Adjustments to reconcile net loss
   to net cash (used in) operating
   activities:
    Depreciation                                -            66
    Issuance of common stock for
     services                               139,082      36,497
    Stock options granted                    52,950        -
    (Increase) decrease in:
     Prepaid expenses                         2,065      (4,000)
     Notes receivable                         1,850       4,600
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                6,013     (18,282)
                                      ---------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES      (7,267)    (47,908)
                                      ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Repayment of stock subscription
  receivable                                   -            108
                                      ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common
  stock                                        -         32,410
 Increase in amount due to officer            5,850        -
                                      ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     5,850      32,410
                                      ---------------------------------
NET (DECREASE) IN CASH                       (1,417)    (15,390)

CASH AND CASH EQUIVALENTS - BEGINNING         1,773      22,125
                                      ---------------------------------
CASH AND CASH EQUIVALENTS - ENDING         $    356    $  6,735
                                      =================================
<P>
Read accompanying Notes to Financial Statements.
<P>

<P>
                TIDALWAVE HOLDINGS, INC.
        (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
      CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
      SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (Unaudited)
<P>
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
<P>
      On September 22, 2000, the Company issued 37,187
common shares valued at $4,983 ($.13 per share) for website
development services.
<P>
      On September 14, 2000, the Company issued 147,059
common shares    valued at $17,500 ($.12 per share) in
partial payment of legal services.
<P>
      On August 16, 2000, the Company issued 3,889 common
shares valued at $350 ($.09 per share) for website
development services.
<P>
      On August 14, 2000, the Company issued 250,000 common
shares to its vice-president valued at $22,500 ($.09 per
share) for services rendered.
<P>
      On April 1, 2000, the Company issued 501,337 common
shares  valued at $93,750 ($.19 per share) and granted stock options valued at $52,950 for marketing and public relations services.
<P>
      On June 22, 1999, the Company issued 488,060 common
shares valued at $297,717 ($.61 per share)for a 4.9%
interest in Citizen's Title Services, Inc. On October 27,
1999, the Company issued an additional 1,526,824 common
shares valued at $294,677 ($.193 per share) for an
additional 5.1% interest in Citizen's Title Services, Inc.
<P>
      On May 7, 1999, the Company issued 145,459 common
shares in  payment of the amount due to Internet TV
Connector Corp. (a major stockholder) of $111,017.
<P>
      On April 12, 1999, the Company issued 203,314 common
shares  valued at $30,497 ($.15 per share) for marketing
services.
<P>
      On April 9, 1999, the Company issued 25,800 common
shares in payment of accounts payable of $6,900 and website
development services of $6,000.
<P>
Read accompanying Notes to Financial Statements.
<P>
                 TIDALWAVE HOLDINGS, INC.
          (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000
<P>
NOTE 1.     ORGANIZATION
            ------------
<P>
Tidalwave Holdings, Inc. (F/K/A Anderson Computers/Tidalwave
Corp.) was incorporated on April 23, 1996 under the laws of
the State of Florida. The company initially operated as a
reseller of its customized "Tidalwave" brand and other non
"Tidalwave" brand computer products via the Internet. The
Company is now focussing on providing mortgage services via
the Internet. The Company is also looking to acquire
profitable companies as well as to joint venture with other
companies involved in the Internet. The Company's
headquarters is in Fort Lauderdale, Florida.
<P>
On August 15, 2000, the Articles of Incorporation were
amended to change the name of the corporation to Tidalwave
Holdings, Inc.
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
<P>
          Basis of Presentation
          ---------------------
<P>
The accompanying condensed financial statements are
unaudited. These statements have been prepared in
accordance with the rules and regulations of the Securities
and Exchange Commission (SEC). Certain  information and
footnote disclosures normally included in financial
statements prepared in accordance with generally accepted
accounting principles have been condensed or omitted
pursuant to such rules and regulations. In the opinion of
management, all adjustments (which include only normal
recurring adjustments) considered necessary for a fair
presentation have been included. These financial statements
should be read in conjunction with the Company's financial
statements and notes thereto for the year ended March 31,
2000, included in the Company's Form 10-KSB as filed with
the SEC.
<P>
                 TIDALWAVE HOLDINGS, INC.
           (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2000
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)
            -------------------------------------------
<P>
            Investment in Equity Security
            ------------------------------
<P>
The investment is classified as an available for sale
security and is reported at fair value, with unrealized
gains and losses included in comprehensive income.
<P>
            Loss Per Share
            --------------
<P>
Loss per share is computed by dividing net loss for the
period by the weighted average number of shares outstanding.
<P>
            Use of Estimates
            ---------------
<P>
Management uses estimates and assumptions in preparing
financial statements in accordance with generally
accepted accounting principles.  Those estimates and
assumptions affect the reported amounts of assets and
liabilities, the disclosure of contingent assets and
liabilities, and the reported revenues and expenses.
Accordingly, actual results could vary from the estimates
that were assumed in preparing the financial statements.
<P>
NOTE 3.DUE TO OFFICER
       --------------
<P>
During the six months ended September 30, 2000, working
capital advances totaling $5,850 were made by the Company's
President. These advances are non-interest bearing and are
expected to be repaid within the next twelve months.
<P>
NOTE 4.     CAPITAL STOCK
            -------------
<P>
On September 22, 2000, the Company issued 37,187 common
shares valued at $4,983 ($.13 per share) for website
development services.
<P>
On September 14, 2000, the Company issued 147,059 common
shares valued at $17,500 ($.12 per share) in partial payment of legal services.
<P>
               TIDALWAVE HOLDINGS, INC.
         (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
         NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000
<P>
NOTE 4.     CAPITAL STOCK (CONTINUED)
            -------------------------
<P>
On August 16, 2000, the Company issued 3,889 common shares
valued at $350 ($.09 per share) for website development
services.
<P>
On August 14, 2000, the Company issued 250,000 common shares to its vice-president valued at $22,500 ($.09 per share) for services rendered.
<P>
On April 1, 2000, the Company issued On August 11, 2000,
the Company issued 501,337 common
shares to Wall Street Marketing Group in payment of
services rendered to the Company.
<P>
<P>
Issuances of common stock pursuant to Section 4(2) of the
Securities Act of 1933 might be considered a public offering in violation of federal securities laws. These issuances
might also have been in violation of certain state
securities laws. If these issuances were public offerings
under federal securities laws or in violation of certain
state securities laws, some of the holders of these
securities might be granted the right to rescind the sale of shares and demand that the purchase price of the shares be
returned. Common stock was issued to approximately 20 of the
Company's stockholders in offerings that were believed to be conducted as private placements under Section 4(2) of the
Securities Act of 1933  as amended, and did not require
registration under the federal securities laws. However, due to the sophistication of the investors in the offering, it
is possible that holders of these securities may allege that the offering and sale of these securities was not a valid
private placement under Section 4(2) and was not in
accordance with Section 5 of the Securities Act of 1933.
<P>
Generally, the statute of limitations for this type of claim is one year after the date of the alleged violation and, if
successful, would entitle the owners to rescind the issuance of the securities to them and demand a return of the
purchase price of the securities. As of June 30, 2000, if
Section 5 of the Securities Act of 1933 was violated, claims of approximately $4,500 could be made.
<P>
                 TIDALWAVE HOLDINGS, INC.
           (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000
<P>
NOTE 4.     CAPITAL STOCK (CONTINUED)
            -------------------------
<P>
The Company may have violated securities laws of several
states in connection with the issuances of common stock.
Similar to the recourse provided under the federal
securities laws, holders of these securities may be able to
make a claim to rescind the sale and demand a return of the
purchase price of the securities. The rescission rights that may be granted to these holders under state  law is not
cumulative to the rights granted under federal law.
Accordingly, if stockholders rescind the sale of the
securities under federal law, they would not have the right
to additional payments under state law.
<P>
The Company is not aware of any pending claims for
rescission and intends to vigorously defend any potential
claims. Nevertheless, it is possible that a claim could be
made by holders of the securities, and if a court were to
hold that the private placement exemption is not available
for the sale of the securities or that the Company violated
state securities laws, the Company could be forced to
rescind the sales requiring significant monetary payments to the claiming owners. These claims, if successful, could
significantly exceed the Company's cash reserves and may
require the borrowing of funds  adversely affecting the
Company's financial condition.
<P>
NOTE 5. STOCK OPTIONS
        -------------
<P>
On April 1, 2000, an additional option to purchase 501,337
common shares at an exercise price of $.15 per share was
granted in payment of marketing and public relations
services. These options expire April 1, 2001.
<P>
The Company has adopted Statement of Financial  Accounting
Standards No. 123, "Accounting for Stock-Based
Compensation". The fair value of the option of $52,950  was
estimated on the date of grant using the Black-Scholes pricing model.
<P>
                TIDALWAVE HOLDINGS, INC.
         (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000
<P>
NOTE 6.  SUBSEQUENT EVENTS
         -----------------
<P>
On October 10, 2000, the Company purchased three mortgage
related websites for $3,500,000 by issuing 25,015,000 common shares. In conjunction with this purchase, the Company
entered into a joint venture management agreement with a
company to manage the day to day operations of the websites.
The net revenues generated by the sites will be kept by the
management company, however, the Company will receive a fee
for each lead that results in a funded loan.
<P>
On October 27, 2000, the Company finalized an agreement to
purchase all the issued common shares of a merchant
bank/investment mortgage bank by issuing 4 million common
shares and 14,512,500 preferred shares for a total value of
$6,000,000. The Company's articles of incorporation will be
amended to include the authorization of preferred shares.
<P>
Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations
<P>
                 TIDALWAVE HOLDINGS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
---------------------------
<P>
Forward-looking statements, based on management's current
views and assumptions, are made throughout the Management's
Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ
materially from historical results and those presently
anticipated or projected. Among the factors that may affect
operating results are the following: success of the
Company's change in focus; competitive environment; and
general economic conditions. Our Form 10-KSB for the year
ended March 31, 2000 contains further discussion of these
matters.
<P>
Results of Operations
---------------------

                               Quarter Ended          Six Months Ended
                                September 30,           September 30,
                              2000        1999        2000       1999
                            ---------------------------------------------
Net Sales               $       97      $     145    $     97   $     266
Cost of Sales                   90            137          90         265
Gross Profit                     7              8           7           1
Selling, General and
 Administrative Expenses    94,510         14,207     209,326      77,385

<P>
The decrease in sales as well as the decrease in gross profit was due to the Company shifting its focus from providing technical computer services and selling computer products to providing mortgage services via the Internet. The Company is also aggressively seeking potential acquisitions as well as to joint venture with other companies involved in the Internet.
<P>
Selling, general and administrative expenses increased to $209,326 for the six months ended September 30, 2000 as compared to $77,385 for the six months ended September 30, 1999. This increase was caused by a combination of factors:
<P>
1) Marketing and public relations costs to increase exposure to public markets amounting to $146,700 which includes the value of the stock options granted of $52,950.
<P>
2) A decrease in the amount for accounting and legal fees rendered of approximately $10,300.
<P>
3) Payment to our vice-president for services rendered of
$22,500.
<P>
4) Elimination of a marketing fee of approximately $30,500 paid to Micro-Doctor in April 1999.
<P>
For the three months ended September 30, 2000, selling, general and administrative expenses increased to $94,510 as compared to $14,207 for the three months ended September 30, 1999. This increase was primarily due to marketing and public relations costs and consulting fees referred to above.
<P>
Liquidity
---------

                                                       Six months Ended
                                                         September 30,
                                                  2000                 1999
                                             -----------------------------------
Net Cash Used in Operations                  $   7,267                $ 47,908
Working Capital Deficiency                      30,646                   6,257

<P>
Net cash flow used in operations decreased from $47,908
during the six months ended September 30, 1999 to $7,267 during the six months ended September 30, 2000. This decrease was primarily due to the Company financing major expenses such as marketing and public relations costs through noncash means. During the six months ended September 30, 2000, the cash flow deficiency was financed by non-interest bearing advances from the Company's president.
During the six months ended September 30, 1999, the cash
flow deficiency was financed primarily by common stock
issuances.
<P>
The Company had a working capital deficiency of $30,646 as
of September 30, 2000 as compared to a working capital deficiency of $6,257 as of September 30, 1999. The increase in working capital deficiency was primarily due to a
decrease in cash with an increase in accounts payable.
<P>
Future Outlook
---------------
<P>
The Company changed its corporate name on August 15, 2000
to Tidalwave Holdings Inc. in order to better reflect its future direction. The Company is aggressively looking for profitable companies to acquire as well as to joint venture and/or partner with over the Internet. As anticipated the Company now has the following two divisions: a mortgage division, consisting of mortgage products and title services, and a computer division run from the Company's computer division web-site TidalwavePC.com consisting of computer products, Internet services. Depending on the nature of the business the Company acquires, joint and/or partners with the Company may expand in new direction. On October 27, 2000 the Company acquired 100% of the Common
Stock of First American Mortgage Securities, Inc., a full service merchant bank/investment mortgage bank which will be a wholly owned subsidiary of the Company.  On October 10,
2000 the Company purchased three mortgage web-sites, MobileHomeTrader.com, MHLoans.com, and AMSMortgage.com. The Company will receive fees for each closed loan that originates from the web-sites though a joint
venture/management agreement that the Company signed on
August 31, 2000 with First American Mortgage Securities,
Inc. On August 23, 2000 the Company signed an exclusive software distribution deal with intelco Financial Services Software Company. The Company will begin marketing intelco Financial Services Software Company's software later this year through its computer division. On June 22, 1999 and October 27, 1999, the Company acquired a 4.9% and 5.1%
interest in Citizen's Title Services, Inc., a privately held fully automated insurance agent in Florida increasing its minority interest to 10%. With these and other planned acquisitions through the issuance of common stock and strategic alliances and joint ventures, we are optimistic
the our Company will be profitable in the near future.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.
<P>
On September 29, 2000, the Company filed an S-8 Registration Statement issuing 147,059 common shares to Richard I. Anslow in partial payment of legal services.
<P>
Pursuant to an agreement dated September 22, 2000, the Company issued 37,187 common shares to Cyberlink.com Corp. for website development services.
<P>
On August 25, 2000, the Company issued 250,000 common
shares to its Vice President, James Baker as a bonus for services rendered to the Company.
<P>
On August 25, 2000, the Company issued 3,889 common
shares to Michael Gallant for website development services rendered to the Company.
<P>
On August 24, 2000, the Company issued 6,000,000 shares
and on September 26, 2000 the Company issued an additional 15,015,000 to First American Mortgage Securities, Inc.
pursuant to a Stock Purchase Agreement. Such shares were returned to the Company on October 10, 2000 as part of an Amendment to the Stock Purchase Agreement.
<P>
On August 11, 2000, the Company issued 501,337 common
shares to Wall Street Marketing Group Inc. for marketing
and public relations services rendered to the Company.
<P>
No underwriter was involved in the above transactions.
The Company believes that the Securities were issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 4(2)
of the Securities Act of 1933, as amended.
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
On August 21, 1999, a majority of the shareholders of the registrant executed a resolution authorizing the acquisition of the website "mobilehometrader.com" from 44 Wall
Street.com, Inc. and the software distribution agreement
with Intelco Financial Services Software Company. No shareholders meeting was held and no information statement was distributed in connection with such
meeting.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.
<P>
                         ANDERSON COMPUTERS/TIDALWAVE CORP.
                         (Registrant)
Date: November 8, 2000     /s/ Leon Kline
                         ----------------------------------
                              Leon Kline
                              Chairman and President
<P>