Form 10QSB
period 2000-12-31
TIDALWAVE HOLDINGS INC
filed 2001-02-20
CIK 1038792

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                      FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
      For the quarterly period ended December 31, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
    For the transition period from               to
<P>
             Commission File No. 0-26187
<P>
                TIDALWAVE HOLDINGS, INC.
     (Name of Small Business Issuer in Its Charter)
<P>

Florida                                             65-0693777
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)
<P>

1831 NE 45th Street, Fort Lauderdale, Florida    33308
(Address of Principal Executive Offices)       (Zip Code)
<P>
                     (954) 255-6753
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
<P>
                   Yes X        No
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 15, 2001, the Company had 53,284,971 shares of Common Stock outstanding, $0.001 par value.
<P>
           ANDERSON COMPUTERS/ITDALWAVE CORP.
             Form 10-QSB Quarterly Report
           For the Period Ended December 31, 2000

                                                                Page
Part I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements                                   3
<P>
     Condensed Balance Sheet at December 31, 2000              4
<P>
     Condensed Statements of Operations for the Nine           5
     Months Ended December 31, 2000 and December 31, 1999
<P>
     Condensed Statements of Cash Flows for the Nine           6-7
     Months Ended December 31, 2000 and December 31, 1999
<P>
     Notes to Condensed Financial Statements                  8-10
<P>
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     11-12
<P>
PART II - OTHER INFORMATION                                     13
<P>
Item 1. Legal Proceedings                                       13
<P>
Item 2. Changes in Securities                                   13
<P>
Item 3. Defaults Upon Senior Securities                         14
<P>
Item 4. Submission of Matters to a Vote of Security Holders     14
<P>
Item 5. Other Information                                       14
<P>
Signatures                                                      14
<P>

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying statements should be read in conjunction with the audited financial statements for the year ended March 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of results that may be expected for the year ending March 31, 2001. The financial statements are presented on the accrual basis.
<P>

                              TIDALWAVE HOLDINGS INC.
                       (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2000
                                    (Unaudited)
<P>
                                      ASSETS
CURRENT ASSETS
 Cash                                                         $   113,932
 Accounts receivable                                              496,430
 Marketable securities                                          1,125,600
 Other current assets                                               1,580
                                                               ------------
     Total Current Assets                                       1,737,542
                                                               ------------
FURNITURE, FIXTURES AND EQUIPMENT - net of accumulated
 depreciation of $2,464                                            35,646
                                                               ------------
OTHER ASSETS
 Intangible assets - net of accumulated amortization
  of $284,560                                                   8,445,132
 Investment in equity securities                                  384,031
 Deposits                                                          11,153
                                                               ------------
          Total Other Assets                                    8,840,316
                                                               ------------
TOTAL ASSETS                                                  $10,613,504
                                                              =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
<P>
CURRENT LIABILITIES
 Note payable - bank                                        $      23,360
 Accounts payable and accrued expenses                             81,659
 Due to officer                                                     6,250
                                                              -------------
     Total Current Liabilities                                    111,269
                                                              -------------
STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, convertible, voting
  50,000,000 shares authorized, 14,512,500
  shares issued and outstanding                                    14,513
 Preferred stock, $1 par value, nonvoting, 1,600,000
  shares authorized, 1,450,000 shares issued and
  outstanding                                                   1,450,000
 Common stock, $.001 par value 100,000,000
  shares authorized, 54,730,582 shares issued
  and outstanding                                                  54,731
 Additional paid-in capital                                    10,909,727
 Deficit                                                         (830,542)
 Accumulated other comprehensive income                        (1,096,194)
                                                              -------------
     Total Stockholders' Equity                                10,502,235
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $10,613,504
                                                              =============
<P>
Read accompanying Notes to Financial Statements.

                           TIDALWAVE HOLDINGS INC.
                   (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                THREE MONTHS          NINE MONTHS
                              ENDED DECEMBER 31,      ENDED DECEMBER 31,
                               2000       1999        2000        1999
                         -----------------------------------------------------
REVENUES - NET             $2,471,740   $  -        $2,471,837   $    266
COST OF REVENUES            2,024,828      -         2,024,918        265
                         -----------------------------------------------------
GROSS PROFIT                  446,912      -           446,919          1
                         -----------------------------------------------------
EXPENSES
 Selling, general and
  administrative               89,005     8,407        298,331     85,792
 Depreciation and
  amortization                286,229      -           286,229         66
                         ----------------------------------------------------
Total Operating Expenses      375,234     8,407        584,560     85,858
                         ----------------------------------------------------
INCOME (LOSS) FROM
  OPERATIONS                   71,678    (8,407)      (137,641)   (85,857)
                         ----------------------------------------------------
OTHER INCOME
 Interest income                 -          213             92      1,108
 Forgiveness of indebtedness     -         -              -         9,766
 Miscellaneous income            -          240           -           240
                         ---------------------------------------------------
     Total Other Income          -          453             92     11,114
<P>
NET INCOME (LOSS)          $   71,678  $ (7,954)     $(137,549)  $(74,743)
                         ===================================================
LOSS PER SHARE             $     -     $   -         $    -      $   -
                         ===================================================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING     50,805,247 23,651,966    33,804,499 22,681,598
                         ===================================================
<P>
Read accompanying Notes to Financial Statements.

                            TIDALWAVE HOLDINGS INC.
                   (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)
                                                            2000        1999
                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(137,549)   $(74,743)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                          286,229          66
    Forgiveness of indebtedness                               -          9,766
    Issuance of common stock for services                  149,082      36,497
    Stock options granted                                   52,950        -
    Changes in assets and liabilities net of
     effects from purchase of First American
     Mortgage Securities, Inc.
    (Increase) decrease in:
     Accounts receivable                                  (327,808)       -
     Prepaid expenses                                        3,040      (4,000)
     Notes receivable                                        1,850       6,850
     Deposits                                              (10,000)       -
    Increase (decrease) in:
     Accounts payable and accrued expenses                  27,773     (23,863)
                                                           -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         45,567     (49,427)
                                                           -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in amount due from officer                        30,897        -
 Cash acquired from purchase of First American
  Mortgage Securities, Inc.                                 30,918        -
 Repayment of stock subscription receivable                   -            108
 Repayment of amount due to officer                           -         (1,250)
 Cash paid for increase in investment in equity security      -         (5,000)
                                                           --------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         61,815      (6,142)
                                                           --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of note payable - bank                           (1,073)       -
 Net proceeds from issuance of common stock                   -         35,560
 Increase in amount due to officer                           5,850        -
                                                           --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    4,777      35,560
                                                           --------------------
NET INCREASE (DECREASE) IN CASH                            112,159     (20,009)
<P>
CASH AND CASH EQUIVALENTS - BEGINNING                        1,773      22,125
                                                           --------------------
CASH AND CASH EQUIVALENTS - ENDING                       $ 113,932    $  2,116
                                                           ====================
<P>
Read accompanying Notes to Financial Statements.

                  TIDALWAVE HOLDINGS INC.
         (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (CONTINUED)
      NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                     (Unaudited)
<P>
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
<P>
On October 23, 2000, the Company issued 25,015,000 common shares to Larry Bache pursuant to an agreement with 44Wallstreet.com, Inc. for the purchase of three websites. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On November 30, 2000, the Company issued 1,990,890 common shares to J.R. Stirling pursuant to a Stock Purchase Agreement with First American Mortgage Securities, Inc.
Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On December 5, 2000, the Company issued 8,950 common shares to J.R. Stirling pursuant to a Stock Purchase Agreement with First American Mortgage Securities, Inc. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On December 14, 2000, the Company issued 7,255,670 preferred shares to J.R. Stirling pursuant to a Stock Purchase Agreement with First American Mortgage Securities, Inc.
Such preferred shares are convertible into common shares at a rate of 1-1. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On December 14, 2000, the Company issued 7,256,250 preferred shares to Larry Bache pursuant to a Stock Purchase Agreement with First American Mortgage Securities, Inc. Such preferred shares are convertible into common shares at a rate of 1-1. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
<P>
                TIDALWAVE HOLDINGS INC.
         (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (CONTINUED)
     NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                       (Unaudited)
<P>
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES (CONTINUED):
<P>
On May 7, 1999, the Company issued 145,459 common shares in payment of the amount due to Internet TV Connector Corp. (a major stockholder) of $111,017.
<P>
On April 12, 1999, the Company issued 203,314 common shares valued at $30,497 ($.15 per share) for marketing services.
<P>
On April 9, 1999, the Company issued 25,800 common shares in payment of accounts payable of $6,900 and website development services of $6,000.
<P>
     Read accompanying Notes to Financial Statements
<P>
                   TIDALWAVE HOLDINGS INC.
         (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000
<P>
NOTE 1.     ORGANIZATION
------------------------
<P>
Tidalwave   Holdings  Inc.  (F/K/A  Anderson
Computers/Tidalwave   Corp.)  was incorporated on April 23,
1996 under the laws of the State of Florida. With the acquisition of First American Mortgage Securities, Inc., a full service investment mortgage bank, management has repositioned the company as a merchant bank/venture capital firm investing as a principal in financial service and automated financial service companies who utilize and develop new technology for the financial services market.
<P>
The Company has also recently established a new division, TMAC, to manage its internet loan origination business anchored by the Company's acquisition of the
Manufactured Housing Finance Portal MobilHomeTrader.com and two additional sites MHLoans.com and AMSMortgage.com.
<P>
The Company continues to seek for acquisition, financial service companies who can benefit from the Company's access to the capital markets, credit facilities and experience in the Institutional Private Placement markets.
<P>
The Company's headquarters is based in Fort Lauderdale, Florida. First American Mortgage Securities, Inc. and TMAC are based in Clearwater and Palm Harbor,
Florida, respectively.
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------
<P>
Basis of Presentation
---------------------
<P>
The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and
<P>
<P>
                   TIDALWAVE HOLDINGS INC.
        (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)
-----------------------------------------------------
<P>
Basis of Presentation (Continued)
---------------------------------
<P>
regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments)
considered necessary for a fair presentation have
been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31,
2000, included in the Company's Form 10-KSB as filed with
the SEC.
<P>
Principles of Consolidation
---------------------------
<P>
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary First American Mortgage Securities, Inc. from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.
<P>
Marketable Securities and Investment in Equity Securities
---------------------------------------------------------
<P>
These  investments  are  classified  as available  for sale
securities  and are reported  at  fair  value,   with
unrealized   gains  and  losses  included  in
comprehensive income.
<P>
Furniture, Fixtures and Equipment
---------------------------------
<P>
Furniture, fixtures and equipment are recorded at cost. Expenditures for major betterments and additions are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets, are expensed.
<P>
Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:
<P>
   Furniture and fixtures                    7 years
   Computer equipment                        5 years
   Office equipment                          5 years
<P>
<P>
                 TIDALWAVE HOLDINGS INC.
       (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000
<P>
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)
-----------------------------------------------------
<P>
Intangible Assets
------------------
<P>
Intangible assets are recorded at cost. Amortization is computed by the straight-line method over the estimated useful lives of the assets as follows:
<P>
      Mortgage servicing rights               9 years
      Intellectual property rights           15 years
      Internet domain name                   15 years
      Websites                                3 years
      Goodwill                               10 years
<P>
Loss Per Share
--------------
<P>
Loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding.
<P>
Use of Estimates
----------------
<P>
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and
liabilities,   the disclosure of contingent  assets and
liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.
<P>
NOTE 3.     ACQUISITIONS
            ------------
<P>
First American Mortgage Securities, Inc.
----------------------------------------
<P>
On October 27, 2000, the Company acquired all the issued common shares of First American Mortgage Securities, Inc., a merchant bank/investment mortgage bank by issuing 4,000,000 common shares and 14,512,500 convertible voting preferred shares for a total value of $6,000,000.
<P>
<P>
                  TIDALWAVE HOLDINGS INC.
         (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000
<P>
NOTE 3.     ACQUISITIONS (CONTINUED)
            -----------------------
<P>
First American Mortgage Securities, Inc. (Continued)
----------------------------------------------------
<P>
Goodwill of $4,706,914 was recorded in this transaction and is being amortized over ten years using the straight line method.
<P>
The following summarizes the fair value of the assets acquired and liabilities assumed:

               Cash                                   $   30,918
               Accounts and miscellaneous
                receivables                              200,639
               Marketable securities and
                 investments                           2,008,431
               Property and equipment                     37,315
               Intangible assets                         522,778
               Other assets                                1,153
               Accounts payable                          (33,715)
               Note payable - bank                       (24,433)
               Preferred stock                        (1,450,000)
                                                     ---------------
               Net Assets                             $1,293,086
                                                     ===============

The following pro forma consolidated financial information gives effect to the acquisition as if it had occurred at the beginning of the respective periods presented. The pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.
<P>
<P>
                   TIDALWAVE HOLDINGS INC.
           (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2000
NOTE 3.     ACQUISITIONS (CONTINUED)
            -----------------------
First American Mortgage Securities, Inc. (Continued)
----------------------------------------------------

                               THREE MONTHS          NINE MONTHS
                           ENDED DECEMBER 31,     ENDED DECEMBER 31,
                                 1999                   1999
                              -----------           ------------
          Revenues               $1,521,449          $ 5,338,683
                                 ==========          ============
          Net income (loss)      $   47,115          $  (421,759)
                                 ==========          ============
          Loss per share         $     -             $      (.02)
                                 ==========          ============
          Weighted average
           shares
           outstanding           27,651,966           26,681,598
                                 ==========          ============

<P>
Websites
--------
<P>
On October 10, 2000,  the Company  issued  25,015,000
common  shares  valued at $3,500,000   for   the   purchase
of   three   mortgage    related    websites
MobilHomeTrader.com and two additional sites MHLoans.com and AMSMortgage.com. The websites are being amortized over three years using the straight line method.
<P>
NOTE 4.     NOTE PAYABLE - BANK
            --------------------
<P>
Note payable - bank represents an unsecured line of credit due on demand. The note bears interest at 2% over the prime rate and requires principal payments equal to the  greater  of 3% of the  outstanding  balance
or $250.  The note is guaranteed by certain stockholders.
<P>
NOTE 5.     RELATED PARTY TRANSACTIONS
            --------------------------
Due to Officer
--------------
<P>
During the nine  months  ended  December  31,  2000,
working capital advances totaling $6,250 were made by the Company's President. These advances are non-interest bearing and are expected to be repaid within the next twelve months.
<P>
<P>
                 TIDALWAVE HOLDINGS INC.
       (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000
<P>
NOTE 6.     CAPITAL STOCK
            -------------
<P>
The  Articles  of  Incorporation  were  amended  to  add
the authorization of 50,000,000 shares of preferred stock at a par value of $.001 per share.
<P>
On October 27, 2000, the Company acquired all the issued common shares of First American Mortgage Securities, Inc. a merchant bank/investment mortgage bank by issuing
4,000,000 common shares and 14,512,500 convertible voting preferred shares for a total value of $6,000,000.
<P>
On October 10, 2000,  the Company  issued  25,015,000
common shares valued at $3,500,000 ($.14 per share) for the purchase of three mortgage related websites.
<P>
In November 2000, the Company issued 96,154 common shares valued at $10,000 ($.10 per share) to its president for services rendered.
<P>
On September 22, 2000, the Company issued 37,187 common shares valued at $4,983 ($.13 per share) for website development services.
<P>
On September  14, 2000,  the Company  issued  147,059
common shares valued at $17,500 ($.12 per share) in partial payment of legal services.
<P>
On August 16, 2000, the Company issued 3,889 common shares valued at $350 ($.09 per share) for website development services.
<P>
On  August  14,  2000,   the  Company   issued  250,000
common shares to its vice-president valued at $22,500 ($.09 per share) for services rendered.
<P>
On April 1, 2000, the Company issued 501,337 common shares valued at $93,750 ($.19 per share) for marketing and public relations services through October 1, 2000.
<P>
<P>
                 TIDALWAVE HOLDINGS INC.
       (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000
<P>
NOTE 7.     STOCK OPTIONS
            ------------
<P>
On November 1, 2000, the Company entered into an employment agreement with its president. The employment agreement provides for minimum compensation, incentive compensation and stock options, among other items. The agreement provides for the option to purchase 1,000,000 common shares at various exercise prices expiring through November 1, 2010.
<P>
The  Company  has  elected to account  for the stock
options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Based Compensation", and
related   interpretations.   Accordingly,   no  compensation
expense has been recognized on the stock options. Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation"., net loss for the nine months ended December 31, 2000 would have been increased by $105,600. The fair value of the options was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:
<P>
               Risk-free interest rate               6.0%
               Expected life (years)          5 to 10 years
               Expected volatility                  2.11
               Expected dividends                   None
<P>
A summary of options  during  the nine  months  ended
December  31,  2000 is as follows:
<P>
<P>
                 TIDALWAVE HOLDINGS INC.
      (F/K/A ANDERSON COMPUTERS/TIDALWAVE CORP.)
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2000
<P>
NOTE 7.     STOCK OPTIONS (CONTINUED)
            -------------------------

                                                   Weighted
                               Number              Average Exercise
                               Of Shares           Price
                             ---------------------------------------
          Outstanding as of
           March 31, 2000             -                 -
          Granted                1,000,000             $.14
          Exercised                   -                 -
          Forfeited                   -                 -
                                 ----------
          Outstanding as of
           December 31, 2000     1,000,000
                                ===========
          Exercisable at
          December 31, 2000      1,000,000
                                ===========

<P>
The Company's net loss and loss per share would have been increased to the pro forma amounts as follows at December
31, 2000:

                Net loss
                --------
                As reported                $(137,549)
                                          ============
                Pro forma                  $(243,149)
                                          ============
                Loss per share
                --------------
                As reported                   $ -
                                          ============
                Pro forma                     $(.01)
                                          ===========

<P>
On April 1, 2000, an additional option to purchase 501,337 common shares at an exercise price of $.15 per share was granted in payment of marketing and public relations services. These options expire April 1, 2001. The value of these options of $52,950 has been recorded and is included in the statements of operations.
<P>
              TIDALWAVE HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
---------------------------
<P>
Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus; competitive environment; and general economic conditions. Our Form 10-KSB for the year ended March 31, 2000 contains further discussion of these matters.
<P>
Results of Operations
---------------------

                                   Quarter Ended                   Nine Months Ended
                                     December 31,                     December 31
                                2000             1999           2000            1999
                              ---------------------------------------------------------
     Net Revenues            $2,471,740      $     -          $2,471,837    $     266
     Cost of Revenues         2,024,828            -           2,024,918          265
     Gross Profit               446,912            -             446,919            1
     Selling, General and
      Administrative Expenses    89,005           8,407          298,331       85,792

<P>
On October 27, 2000, the Company acquired all the outstanding common shares of First American Mortgage Securities, Inc. (FAMS). The increase in revenues, cost of revenues and gross profit relates to the Company recognizing revenues, cost of revenues and gross profit of FAMS since acquisition.
<P>
Selling, general and administrative expenses increased to $298,331 for the nine months ended December 31, 2000 as compared to $85,792 for the nine months ended December 31, 1999. This increase was mainly caused by the following:
<P>
1) Marketing and public relations costs to increase exposure to public markets amounting to $146,700 which includes the value of the stock options granted of $52,950.
<P>
3) Officer compensation and directors fees for services rendered amounting to $48,500.
<P>
4) General and administrative expenses of FAMS amounting to
approximately $52,000.
<P>
For the three months ended December 31, 2000, selling, general and administrative expenses increased to $89,005 as compared to $8,407 for the three months ended December 31, 1999. This increase was primarily due to the officer compensation and directors fees and general and administrative expenses of FAMS referred to above.
<P>
Liquidity
---------

                                                Nine months Ended
                                                   December 31,
                                               2000            1999
                                             ------------------------
     Net Cash Provided by (Used in)
      Operations                            $ 45,567         $(49,427)
     Working Capital (Deficiency)          1,626,273          (16,061)

<P>
Net cash flow used in operations of $49,427 during the nine months ended December 31, 1999 decreased and resulted in a net cash flow provided by operations of $45,567 during the nine months ended December 31, 2000. This reversal was due to the acquisition of FAMS which provided positive cash flow during the quarter ended December 31, 2000. As of December 31, 2000, the Company reported positive working capital, a significant change from a deficiency as of December 31,
1999. This also was due to the acquisition of FAMS.
<P>
Future Outlook
--------------
<P>
On October 27, 2000 the Company acquired First American Mortgage Securities, Inc. (FAMS), and has been repositioned as a Merchant Bank/Venture Capital firm. The Company will invest as a principal in financial service and Automated Financial Service companies, who utilize and develop new technology for the financial services market. The Company has aggressively made acquisitions and will continue to seek additional financial services company acquisitions, whom can benefit from the Company's access to the capital markets, credit facilities, and experience in the Institutional Private Placement markets.
<P>
FAMS is a full service Investment Mortgage Bank that
purchase loans on both a flow and bulk basis, from banks, credit unions, finance companies and mortgage companies in all 50 states of the USA. The company is licensed by the Florida State Banking Department, licensed or exempt from licensing in 37 other states, and chartered by HUD, FHA and
VA to do government insured loans. The company operates by utilizing several million dollars in credit facilities provided by both commercial banks and Wall Street Investment Banks, to fund and/or purchase loans from its customer base which are then sold via Institutional Private Placement and/or securitizations, to investors such as commercial
banks, insurance companies, Wall Street Trading Houses, Real Estate Investment Trusts (REIT's), and pension funds.
<P>
Tidalwave established the TMAC division in January 2001, to manage its Internet loan origination business which is anchored by the Company's Manufactured Housing Finance
Portal MobileHomeTrader.com, and includes two additional Internet loan origination sites MHLoans.com and AMSMortgage.com.
<P>
As part of the Company's investment objectives, the Company acquired a 10% minority interest in Citizen's Title
Services, Inc., a privately held fully automated Title
Insurance agency in Florida.   The Company has entered into
an exclusive software distribution agreement with intelco financial services software company, under which the Company intends to market intelco products through its financial services technology division web-site TidalwavePC.com which consists of computer products, Internet services, and software distribution. The Company will be seeking additional investments and/or partnerships with other automated and high tech financial service companies.
<P>
The primary focus for future acquisitions will be small and medium sized mortgage and finance companies, financial services software developers. The Company will also offer Internet technology based Capital Market services, and make venture capital equity and debt investments in publicly traded small Cap and Micro Cap emerging growth companies.
The company will provide a combination of venture capital
for operations, credit lines that will allow the target to increase funding capacity, and assistance in the areas of Institutional Private Placements and asset securitization.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings.  Not applicable
<P>
Item 2. Changes in Securities.
<P>
On October 23, 2000, the Company issued 25,015,000 common shares to Larry Bache pursuant to an agreement with 44Wallstreet.com, Inc. for the purchase of three websites. Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On November 30, 2000, the Company issued 1,990,890 common shares to J.R. Stirling pursuant to a Stock Purchase
Agreement with First American Mortgage Securities, Inc.
Such shares were issued in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On December 5, 2000, the Company issued 8,950 common shares
to J.R. Stirling pursuant to a Stock Purchase Agreement with First American Mortgage Securities, Inc. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On December 14, 2000, the Company issued 7,255,670 preferred shares to J.R. Stirling pursuant to a Stock Purchase
Agreement with First American Mortgage Securities, Inc.
Such preferred shares are convertible into common shares at
a rate of 1-1. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
On December 14, 2000, the Company issued 7,256,250 preferred shares to Larry Bache pursuant to a Stock Purchase Agreement with First American Mortgage Securities, Inc. Such preferred shares are convertible into common shares at a
rate of 1-1. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.
<P>
Item 3. Defaults Upon Senior Securities.  Not Applicable
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
On October 27, 2001, a majority of the shareholders of the registrant executed a resolution authorizing the Company to enter into that certain Stock Purchase Agreement and Share Exchange dated October 27, 2000 with First American Mortgage Securities Inc. ("FAMS") and to amend its Certificate of Incorporation to add 50,000,000 preferred shares and add L. Edward Bache and J.R. Stirling Company's Board of Directors. No shareholders meeting was held and no information was distributed in connection with such meeting.
<P>
Item 5. Other Information. None
<P>
Item 6. Exhibits and Reports of Form 8-K. None
<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.
<P>
                         TIDALWAVE HOLDINGS, INC.
                         (Registrant)
<P>
Date: February 20, 2001    /s/ Leon Kline
                         ----------------------------------
                              Leon Kline
                              Chairman and President
<P>